Form 10-K
period 2008-12-31
Metals USA Holdings Corp.
filed 2009-02-24
CIK 1362491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

There is no market for the Registrant’s common stock. As of February 20, 2009, 14,077,500 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including Item 1. “Business,” Item 1.A “Risk Factors,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	our projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds for 2009;

•	our expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions; and

•	our ability to compete effectively for market share with industry participants.

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

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;

•	our substantial indebtedness;

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;

•	general political conditions and developments in the United States and in foreign countries whose affairs affect supply, demand and markets for steel, metals and metal products;

•	our ability to retain key employees; and

•	our expectations with respect to our acquisition activity.

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

On May 18, 2005, Metals USA Holdings Corp. (formerly named Flag Holdings Corporation), a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Flag Intermediate and Flag Acquisition conducted no operations during the period from May 9, 2005 (date of inception) to November 30, 2005. As a result of the Merger, all of Metals USA Inc.’s issued and outstanding common stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Metals USA Holdings was formed by Apollo Management V L.P., (“Apollo Management” and together with its affiliated investment entities “Apollo” or “Apollo V”). Investment funds associated with Apollo own approximately 97% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management.

Metals USA Holdings Corp. and its wholly owned subsidiaries, Flag Intermediate and Metals USA, are referred to collectively herein as the “Company” or “Successor Company” and Metals USA prior to the Merger is referred to as the “Predecessor Company.”

As one of the largest metal service center businesses in the United States, we believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum, red metals and manufactured metal components. We believe that we serve an important function as an intermediary between primary metal producers that generally sell large volumes in limited sizes and configurations and end-users that generally require more services and smaller quantities of customized products. Our metal service center business consists of a Plates and Shapes Group that sold approximately 837 thousand tons of steel plates and structurals in 2008 and a Flat Rolled and Non-Ferrous Group that sold approximately 601 thousand tons of ferrous and non-ferrous flat rolled products in 2008. We sell our products and services to a diverse customer base and range of end markets, including the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries, among several others, throughout the United States. In our metal service centers we earn a margin over the cost of metal. Management’s strategy, manifested through our organic growth initiatives and acquisitions of Port City Metal Services (“Port City”) and Lynch Metals focuses on maximizing the margin we earn over the cost of metal by offering additional value-added processing services and by diversifying our product mix. We believe our growth and acquisition strategy, in combination with management’s demonstrated ability to manage metal purchasing and inventories to consistently meet our customers’ high expectations for service and reliability, serves as a foundation for future revenue growth and stable operating profit per ton through the economic cycle.

Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups perform customized, value-added processing services to unimproved steel and other metals required to meet specifications provided by our customers in addition to offering inventory management and just-in-time delivery services, among others. These services enable our customers to reduce material costs, decrease capital required for raw materials inventory and processing equipment, and save time, labor, warehouse space and other expenses. The customers of our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are in the electrical and appliance manufacturing, fabrication, furniture, commercial construction, machinery and equipment, land and marine transportation, and energy and aerospace industries. Our Building Products Group manufactures high-value finished building products for distributors and contractors engaged in the residential remodeling industry.

Segment Information

Our product groups are led by members of our senior management teams, who, on average, have over 21 years of experience and are supported by finance, purchasing and sales and marketing staff. This product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies and focused capital investment. For additional industry segment information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 13 to our consolidated financial statements for the year ended December 31, 2008 included elsewhere in this report.

Metal Processing/Metal Service Center Businesses: Plates and Shapes and Flat Rolled and Non-Ferrous Groups

Overview. Companies operating in the metals industry can generally be characterized as primary metal producers, metal processors/metal service centers or end-users. Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are metals processors/metal service centers. As such, we purchase carbon steel, stainless steel, aluminum, brass, copper and other metals from producing mills and then sell our metal processing services and the metal to our customers, who are generally end-users. We believe that both primary metals producers and end-users increasingly seek to have their metals processing and inventory management requirement met by value-added oriented metals processors/metal service centers like us.

Metal service centers function as key intermediaries between the primary metals producers that produce and sell larger volumes of metals in a limited number of sizes and configurations and end-users, such as fabricators, contractors and OEMs, that require smaller quantities of more customized products delivered on a just-in-time basis. End-users incorporate processed metals into finished products, in some cases with little further modification.

In our Plates and Shapes and Flat Rolled and Non-Ferrous Groups, we engage in pre-production processing of carbon steel, stainless steel, red metals and aluminum. We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users and other customers. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment. The Plates and Shapes and Flat Rolled and Non-Ferrous Groups contributed approximately 94% of our 2008 net sales and the substantial majority of our 2008 operating income.

Plates and Shapes Group. We believe we are one of the largest distributors of steel plates and structurals in the United States. In 2008, we sold approximately 837 thousand tons of products through 21 metal service centers located primarily in the southern and eastern regions of the United States. Our Plates and Shapes metal service centers are generally equipped to provide additional value-added processing, and a substantial portion of our volume is processed prior to being delivered to the end-user. These processing services include blasting and painting, tee-splitting, cambering, leveling, cutting, sawing, punching, drilling, beveling, surface grinding, bending, shearing and cutting-to-length. We sell our products to a diversified customer base, including a large number of small customers who purchase products in small order sizes. We generally earn additional margin from our customers by providing services such as product marking, item sequencing, just-in-time delivery and kitting. The customers of our Plates and Shapes Group are primarily in the fabrication, commercial construction, machinery and equipment, land and marine transportation, and energy industries. Because our Plates and Shapes metal service centers are generally located in close proximity to our metal suppliers and our customers, we are able to meet our customers’ product and service needs reliably and consistently. In May 2006, we completed the acquisition of Port City Metal Services (“Port City”), a higher value-added plate facility located in Tulsa, Oklahoma, which has bolstered our presence in the construction and oil-field services sectors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability of Results—2006 Acquisitions.”

Flat Rolled and Non-Ferrous Group. Through 14 metal service centers located primarily in the mid-western and southern regions of the United States, the Flat Rolled and Non-Ferrous Group sold approximately 601 thousand tons of products in 2008, including ferrous and non-ferrous in a number of alloy grades and sizes. In 2008, we derived approximately 59% and 41% of this division’s revenue from ferrous products and non-ferrous products, respectively. Substantially all of the products sold by our Flat Rolled and Non-Ferrous Group undergo value-added processing prior to shipping to our customers. These processing services include precision blanking, slitting, shearing and cutting-to-length, punching and leveling. We sell our Flat Rolled and Non-Ferrous Group’s products and services to customers in the electrical and appliance manufacturing, fabrication, furniture, machinery and equipment, transportation and aerospace industries. Many of our large customers purchase through pricing arrangements or contractual agreements that specify the margin over the cost of metal and we generally earn additional margin from these customers by providing services such as product marking and labeling, just-in-time delivery and kitting. We are able to provide these services reliably because our metal service centers are generally located in close proximity to our metal suppliers and our customers. In July 2007, we acquired Lynch Metals, a metal service center business that provides additional value-added, specialized aluminum products to customers who are predominantly manufacturers of air/heat transfer products specifically focused on aerospace, industrial and automotive applications.

Industry Overview. Metal service centers and processors purchase approximately 35% of all the metals used in the U.S. and Canada and play an important intermediary role between the production mills and the end-users. Over the last several years primary metal producers have consolidated and have focused on optimizing throughput and operating efficiencies of their production facilities. Increasingly, they have required metal service centers and processors to perform value-added services for end-users. As a result, most end-users cannot obtain processed products directly from primary metals producers, and therefore, over 300,000 OEMs contractors and fabricators nationwide rely on metal service centers for their primary supply of metal products and services. End-users generally buy metal products and services from metal service centers on a margin over the base cost of metal. In addition, value-added metal service centers, including ours, earn an additional premium margin over the cost of metal for the value-added processing enhancements they perform on base metal prior to delivering it to the end-user.

OEMs and other end-users have also recognized the economic advantages associated with outsourcing their customized metals processing needs. Outsourcing permits end-users to reduce total production costs by shifting the responsibility of pre-production processing to metal service centers, which are more efficient than end-users at performing these value-added and processing services. In addition, outsourcing these processing services has allowed OEMs and end-users to reduce inventories and focus on driving value from additional inventory management measures. As such, customers increasingly demand inventory management and just-in-time delivery services from large value-added metal service centers, who can efficiently provide these services. These supply-chain services, which are not normally provided by primary metals producers, enable end-users to reduce input costs, decrease capital required for inventory and equipment and save time, labor and other expenses.

We believe that long-term growth opportunities for metal service centers will continue to expand as both primary metals producers and end-users increasingly seek to have their metals processing and inventory management requirements met by value-added metal service centers. We believe larger and financially flexible companies, like ours, enjoy significant advantages over smaller companies in areas such as obtaining higher discounts associated with volume purchases, servicing customers with operations in multiple locations offering a broader range of products and using more sophisticated information systems.

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

However, global and economic conditions are significantly less favorable compared with those experienced during the first half of 2008. The level of global economic activity has declined through the latter part of 2008, as the world’s major economies, including the U.S. and European region, are experiencing difficulties related to, in large part, the tightening of credit conditions globally. As a result, steel demand in most regions of the world has slowed, and industry participants have become more cautious about the near-term outlook for metal prices.

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

Our additional capabilities include applications engineering and other value-added processes such as custom machining. Using these capabilities, we process and sell higher-value metal components.

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

We cooperate with our customers and tailor our deliveries to support their needs, which in many instances consist of short lead times, multiple daily deliveries, staged deliveries, or deliveries timed for immediate production. These “just-in-time” deliveries are defined by our customers and are generally intended to minimize their inventory investment and handling requirements.

While we ship products throughout the United States, most of our customers are located within a 250-mile radius of our facilities, thus enabling an efficient delivery system capable of handling a large number of short lead-time orders. We transport most of our products directly to our customers either with our own trucks for short-distance and/or multi-stop deliveries or through common or contract trucking companies.

We have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer-approved quality standards, inspection criteria and metals source traceability. Nineteen of our 35 metal service center facilities have International Standards Organization, or ISO, 9002 certification.

Building Products Group

Overview. The Building Products Group manufactures and sells roofing and patio products. Substantially all of our Building Products Group sales are attributable to the residential remodeling market with the remaining sales attributable to commercial applications. We generally sell our products through a network of independent distributors and home improvement contractors. With facilities located throughout the southern and western regions of the United States and Canada, we believe we are one of only a few suppliers with national scale across our product offering.

Industry Overview. The current state of the housing and mortgage markets is causing significant contraction in the home improvement remodeling industry. Research indicates that remodeling activity is pro-cyclical with both new residential construction and the broader economy, but remodeling lags homebuilding by several quarters. The high cyclicality of remodeling activity appears to be driven by discretionary improvements, similar to the products sold by our building products business, which are quite volatile. Improvement spending is expected to be much more cyclical and more sensitive to upturns and downturns in the general economy, whereas maintenance and repair spending is expected to be fairly stable over time. This has continued negative implications for our building products business, since remodeling activity lags homebuilding, and improvement remodeling lags overall remodeling activity.

Sources of Supply

In recent years, steel, aluminum, copper and other metals production in the United States has fluctuated from period to period as mills attempt to match production to projected demand. Periodically, this has resulted in shortages of, or increased ordering lead-times for, some products, as well as fluctuations in price. Typically, metals producers announce price changes with sufficient advance notice to allow us to order additional products prior to the effective date of a price increase, or to defer purchases until a price decrease becomes effective. Our purchasing decisions are based on our forecast of the availability of metal products, ordering lead-times and pricing, as well as our prediction of customer demand for specific products.

We obtain the overwhelming majority of our metals from domestic suppliers, which include Nucor Corp., North American Stainless, AK Steel, Arcelor Mittal, Steel Dynamics, and Gerdau Ameristeel. Although we have historically purchased approximately 10% to 15% of our raw material supplies from foreign producers, domestic suppliers have always been, and we believe will continue to be, our principal source of raw material.

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

Steel producers have been undergoing rapid consolidation over the past four years. U.S. Steel, Nucor Corp. and Arcelor Mittal have acquired several of their domestic competitors, and international integrated producers have merged and consolidated operations. The result of this trend will be fewer integrated producers from which we can purchase our raw materials. We believe that global consolidation of the metals industry is beneficial to the metals industry as a whole by enhancing efficiency.

Sales and Marketing; Customers

We employ a sales force consisting of internal and external salespeople. Internal salespeople are primarily responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. Our external sales force is primarily responsible for identifying potential customers and calling on them to explain our services. We believe that our sales force is trained and knowledgeable about the characteristics and applications of various metals, as well as the manufacturing methods employed by our customers.

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

Nearly all sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 4% of our net sales in each of the last three years. Our ten largest customers represented less than 13% of our net sales in 2008.

Competition

We are engaged in a highly fragmented and competitive industry. The United States and Canadian metal service center industry generated approximately $143 billion in 2007 revenues from approximately 1,200 different companies. Based on 2007 revenues the top 100 competitors represent approximately 43% of industry revenue. Metals USA is ranked ninth among this group based on 2007 revenues. Based on monthly shipment data as reported by the Metals Service Center Institute (“MSCI”), we believe we gained market share during 2008. According to MSCI data, industry shipments declined approximately 6.3% during 2008, whereas our volumes for 2008 remained in line with our shipments for the prior year.

Markets are generally oriented on a regional and local basis. We have numerous competitors in each of our product lines and geographic locations. In every market we service we compete with various combinations of other large, value-added oriented metals processor/metal service centers some of which may have greater financial resources than we have, smaller metals processors/metal service centers and, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals.

We compete with other companies on price, service, quality and availability of products. Our sales and services decisions are decentralized, providing local management the flexibility to quickly address local market conditions. Historically, we believe we have been able to compete effectively because of our high levels of service, broad-based inventory, knowledgeable and trained sales force, integrated computer systems, modern equipment, numerous locations, geographic dispersion, operational economies of scale and combined purchasing volume. Furthermore, we believe our liquidity and overall financial position affords us a good platform with which to compete with our peers in the industry.

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

Management Information Systems

Both the Plates and Shapes Group and Flat Rolled and Non-Ferrous Group metal service centers use a system marketed and distributed specifically for the metal service center industry. During 2003, we completed a similar common-platform initiative in the Building Products Group. Some of our subsidiaries currently use electronic data interchange, through which they offer customers a paperless process with respect to order entry, shipment tracking, billing, remittance processing and other routine activities. Additionally, several of our subsidiaries also use computer-aided drafting systems to directly interface with computer-controlled metals processing, resulting in more efficient use of material and time.

We believe investment in uniform management information systems and computer-aided manufacturing technology permits us to respond quickly and proactively to our customers’ needs and service expectations. These systems are able to share data regarding inventory status, order backlog, and other critical operational information on a real-time basis.

Employees

As of December 31, 2008, we employed approximately 2,325 persons. As of December 31, 2008, approximately 242, or approximately 10% of our employees, at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; and the International Brotherhood of Teamsters. Our relationship with these unions generally has been satisfactory. Within the last five years, we have not experienced any work stoppages at any of our facilities. We are currently a party to eight collective-bargaining agreements. Two expire in 2009, five in 2010 and one which expires in 2011. Presently, we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we expect to succeed in negotiating new collective bargaining agreements with respect to the agreements that expire in 2009.

From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. We believe that our relations with our employees are satisfactory.

See “Risk Factors—Our ability to retain our key employees is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and cash flows” and “Risk Factors—Adverse developments in our relationship with our unionized employees could adversely affect our business.”

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

Safety

Our goal is to provide an accident-free workplace. We are committed to continuing and improving upon each facility’s focus and emphasis on safety in the workplace. Our safety program includes regular weekly or monthly field safety meetings and training sessions to teach proper safety procedures. A comprehensive “best practices” safety program which has been implemented throughout our operations ensures that all employees comply with our safety standards, as well as those established by our insurance carriers, and federal, state and local laws and regulations. This program is led by the corporate office, with the assistance of each of our product group presidents, executive officers and industry consultants with expertise in workplace safety. We have experienced improvements in our safety record in three of the last four years. Furthermore, our annual bonus plan for our Chief Executive Officer, officers and managers are tied directly in part to our safety record.

Financial Information About Segments

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 13 to our consolidated financial statements for the year ended December 31, 2008.

Patents, Trademarks and Other Intellectual Property Rights

We own several U.S. patents, trademarks, service marks and copyrights. Certain of the trademarks and patents are registered with the U.S. Patent and Trademark Office and, in some cases, with trademark offices of foreign countries. We consider other information owned by us to be trade secrets. We protect our trade secrets by, among other things, entering into confidentiality agreements with our employees and implementing security measures to restrict access to such information. We believe that our safeguards provide adequate protection to our proprietary rights. While we consider all of our intellectual property to be important, we do not consider any single intellectual property right to be essential to our operations as a whole.

Seasonal Aspects, Renegotiation and Backlog

There is a slight decrease in our business during the winter months because of inclement weather conditions and some of our customers are exposed to seasonal variations in their own industries. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government. Because of the just-in-time delivery policy and the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our business.

Foreign Operations

We do not derive any material revenue from foreign countries and do not have any material long-term assets or customer relationships outside of the United States. We have no material foreign operations or subsidiaries.

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

Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are some of the potential risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements. You should carefully consider the risk factors set forth below, as well as other information contained in this document, when evaluating your investments in our securities. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Our business, financial condition, results of operations and cash flows are heavily affected by changing metal prices.

Metals costs typically represent approximately 75% of our net sales. Metals costs can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, labor or input costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of the metal we purchase and may, therefore, adversely affect our net sales, operating margin and net income. Our metal service centers maintain substantial inventories of metal to accommodate the short lead-times and just-in-time delivery requirements of our customers. Accordingly, using information derived from customers, market conditions, historic usage and industry research, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers. Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders. We have no substantial long-term, fixed-price purchase contracts. When raw material prices rise, we may not be able to pass the price increase on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we reduce existing inventory quantities, lower margins. There have been historical periods of rapid and significant movements in the prices of metal both upward and downward. Any limitation on our ability to pass through any price increases to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts. As a result, when metal prices are rising, we tend to draw more on our Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) to cover the cash flow cycle from our raw material purchases to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities. Our liquidity is thus adversely affected by rising metal prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating and Investing Activities.”

Our operating results and liquidity could be negatively affected during economic downturns because the demand for our products is cyclical.

Many of our products are used in businesses that are, to varying degrees, cyclical and have historically experienced periodic downturns due to economic conditions, energy prices, consumer demand and other factors beyond our control. These economic and industry downturns have been characterized by diminished product demand, excess capacity and, in some cases, lower average selling prices for our products. The recent economic downturn and uncertainty about current global economic conditions poses a risk as businesses in one or more of the markets that we serve, or consumers in one or more of the end-markets that our customers serve, may postpone purchases in response to tighter credit, negative financial news and/or declines in asset values, which could have a material adverse effect on the demand for the Company’s products and services and on the Company’s financial condition, results of operations or cash flows. Additionally, as an increasing amount of our customers relocate their manufacturing facilities outside of the United States, we may not be able to maintain our level of sales to those customers. As a result of the depressed economic conditions and reduction in construction in the northeastern United States in the years 2000 through the middle of 2002, our customers in such geographic areas had lower demand for our products. Concurrent reduced demand in a number of these markets combined with the foreign relocation of some of our customers could have an adverse effect on our business, financial condition, results of operations or cash flows.

Our customers sell their products abroad, and some of our suppliers buy feedstock abroad. As a result, our business is affected by general economic conditions and other factors outside the United States, primarily in Europe and Asia. Our suppliers’ access to metal, and therefore our access to metal, is additionally affected by such conditions and factors. Similarly, the demand for our customers’ products, and therefore our products, is affected by such conditions and factors. These conditions and factors include further increased prices of steel, enhanced imbalances in the world’s iron ore, coal and steel industries, a downturn in world economies, increases in interest rates, unfavorable currency fluctuations or a slowdown in the key industries served by our customers. In addition, demand for the products of our Building Products Group has been and is expected to continue to be adversely affected as consumer confidence continues to fall, since the results of that group depend on a strong residential remodeling industry, which historically has been partially driven by relatively high consumer confidence.

We rely on metal suppliers in our business and purchase a significant amount of metal from a limited number of suppliers and termination of one or more of our relationships with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We use a variety of metals in our business. Our operations depend upon obtaining adequate supplies of metal on a timely basis. We purchase most of our metal from a limited number of metal suppliers. As of December 31, 2008, our top three metals suppliers represent a significant portion of our total metal purchasing cost. Termination of our relationship with either of these suppliers could have a material adverse effect on our business, financial condition, results of operations or cash flows if we were unable to obtain metal from other sources in a timely manner.

In addition, the domestic metals production industry experienced consolidation in recent years. As of December 31, 2008, the top three steel producers together controlled over 50% of domestic steel production. Further consolidation could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us, which could make it more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial condition, results of operations or cash flows. Consolidation could also result in price increases for the metal that we purchase. Such price increases could have a material adverse effect on our business, financial condition, results of operations or cash flows if we were not able to pass these price increases on to our customers.

Intense competition in our fragmented industry could adversely affect our profitability.

We are engaged in a highly fragmented and competitive industry. We compete with a large number of other value-added oriented metals processor/metal service centers on a regional and local basis, some of which may have greater financial resources than we have. The United States and Canadian metal service center industry generated $143 billion in sales from approximately 1,200 participants in 2007. The top 100 competitors represent approximately 43% of industry revenue. Metals USA is ranked ninth among this group. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Because price, particularly in the ferrous flat rolled business, is a competitive factor we may be required in the future to reduce sales volumes to maintain our level of profitability. Increased competition in any of our businesses could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our ability to retain our key employees is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and cash flows.

We are dependent on the services of our Chief Executive Officer and other members of our senior management team to remain competitive in our industry. We may not be able to retain or replace one or more of these key employees, we may suffer an extended interruption in one or more of their services or we may lose the services of one or more of these key employees entirely. Our current key employees are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. See “Management—Management Agreements with Metals USA and Related Stock Option Grants from Metals USA Holdings.” Other than a life insurance policy maintained by us on our Chief Executive Officer, for which we are the beneficiary, we do not maintain any life insurance policies for our key employees. If any of our key employees were not able to dedicate adequate time to our business, due to personal or other factors, we lose or suffer an extended interruption in the services of any of our key employees or if any of our key employees were to terminate their employment it could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. Any failure to retain a sufficient number of such employees in the future could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are subject to litigation that could strain our resources and distract management.

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. These suits concern issues including product liability, contract disputes, employee-related matters and personal injury matters. It is not feasible to predict the outcome of all pending suits and claims, and the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows or reputation.

Environmental costs could decrease our net cash flow and adversely affect our profitability.

Our operations are subject to extensive regulations governing waste disposal, air and water emissions, the handling of hazardous substances, remediation, workplace exposure and other environmental matters. Some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed for clean up under the Comprehensive Environmental Response, Compensation, and Liability Act, which we refer to as “CERCLA.” See “Business—Government Regulation and Environmental Matters.” CERCLA established joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials, and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of such clean-ups to date have not been material. It is possible that we could be notified of such claims in the future. See “Business—Government Regulation and Environmental Matters.” It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial costs related to such claims.

Adverse developments in our relationship with our unionized employees could adversely affect our business.

As of December 31, 2008, approximately 242 of our employees (approximately 10%) at various sites were members of unions. We are currently a party to eight collective-bargaining agreements. Two expire in 2009, five in 2010 and one expires in 2011. Presently we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. However, no assurances can be given that we will succeed in negotiating new collective-bargaining agreements to replace the expiring ones without a strike. Any strikes in the future could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Business—Employees” for a discussion of our previous negotiations of collective-bargaining agreements.

Our historical financial information is not comparable to our current financial condition, results of operations and cash flows because of our use of purchase accounting in connection with the Merger (which resulted in a new valuation for the assets and liabilities of Metals USA to their fair values) and the acquisitions of Port City, Lynch Metals and Allmet.

It may be difficult for you to compare both our historical and future results to our results for the fiscal year ended December 31, 2008. The Merger was accounted for utilizing purchase accounting, which resulted in a new valuation for the assets and liabilities of Metals USA to their fair values. This new basis of accounting began on November 30, 2005. In addition, the acquisition of Port City and Dura-loc Roofing Systems Limited, subsequently renamed Allmet, which we refer to as “Allmet” (collectively, which we refer to as the “2006 Acquisitions”), and the acquisition of Lynch Metals were, and we expect future acquisitions will be, also accounted for using purchase accounting and, therefore, similar limitations regarding comparability of historical and subsequent results could arise. Under the purchase method of accounting, the operating results of each of the acquired businesses, including the 2006 Acquisitions and Lynch Metals, are included in our financial statements only from the date of the acquisitions. As a result, amounts presented in the consolidated financial statements and footnotes may not be comparable with those of prior periods.

We may not successfully implement our acquisition strategy, and acquisitions that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance.

We may not be able to identify suitable acquisition candidates, and the expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could affect our growth or result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions. We regularly evaluate potential acquisitions and may complete one or more significant acquisitions in the future. To finance an acquisition, we may incur debt or issue equity. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition strategy, which could have an adverse effect on our business, financial condition, results of operations and cash flows, include:

•	potential disruption of our ongoing business and distraction of management;

•	unexpected loss of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	encountering unknown contingent liabilities that could be material; and

•	increasing the scope, geographic diversity and complexity of our operations.

As a result of the foregoing, our acquisition strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions.

Metals USA Holdings is a holding company and relies on dividends and other payments, advances and transfers of funds from its subsidiaries to meet its dividend and other obligations.

Metals USA Holdings has no direct operations and derives all of its cash flow from its subsidiaries. Because Metals USA Holdings conducts its operations through its subsidiaries, Metals USA Holdings depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in the ABL facility, the indenture governing the November 2005 issuance of $275.0 million aggregate principal amount of our 11 1/8% senior secured notes due 2015 (the “Metals USA Notes”) , the indenture governing the July 2007 issuance of $300.0 million initial aggregate principal amount of our Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”) and other agreements governing current and future indebtedness of Metals USA Holdings’ subsidiaries, as well as the financial condition and operating requirements of Metals USA Holdings’ subsidiaries, may limit Metals USA Holdings’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Metals USA Holdings’ subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Metals USA Holdings to pay any dividends on our common stock.

We may not be able to retain or expand our customer base if the North American manufacturing industry continues to erode through moving offshore or through acquisition and merger or consolidation activity in our customers’ industries.

Our customer base, including our Flat Rolled and Non-Ferrous Group’s customer base, primarily includes manufacturing and industrial firms. Some of these customers operate in industries that are undergoing consolidation through acquisition and merger activity; some are considering or have considered relocating production operations overseas or outsourcing particular functions overseas; and some customers have closed as they were unable to compete successfully with overseas competitors. Our facilities are predominately located in the mid-western and southern United States. To the extent that these customers cease U.S. operations, relocate or move operations overseas to regions in which we do not have a presence, we could lose their business. In addition, acquirers of manufacturing and industrial firms may have suppliers of choice that do not include us, which could affect our customer base and sales.

We may face product liability claims that are costly and create adverse publicity.

If any of the products that we sell cause harm to any of our customers, we could be exposed to product liability lawsuits. If we were found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defended ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time to defend against these claims and our reputation could suffer, any of which could harm our business.

We may not be able to generate sufficient cash to service all of our indebtedness.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. The Metals USA Notes, the ABL facility and our other outstanding indebtedness are expected to account for significant cash interest expenses in fiscal 2009. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing; however, this insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness.

Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2008, our total indebtedness was $944.2 million. We also had an additional $70.7 million available for borrowing under the ABL facility as of that date. As of December 31, 2008, we had $942.4 million of senior indebtedness outstanding, consisting of borrowings under the ABL facility, the Metals USA Notes, the 2007 Notes and an Industrial Revenue Bond, which we refer to as “IRB,” and $1.8 million of junior indebtedness outstanding.

Our substantial indebtedness could have important consequences for you, including:

•

it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow money, dispose of assets or sell equity for our working capital, capital expenditures, dividend payments, debt service requirements, strategic initiatives or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy; and

•

there would be a material adverse effect on our business, financial condition, results of operations or cash flows if we were unable to service our indebtedness or obtain additional financing, as needed.

Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The ABL facility and the indentures governing the Metals USA Notes and the 2007 Notes contain various covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness or issue certain preferred shares;

•	pay dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make other restricted payments;

•	make certain loans, acquisitions, capital expenditures or investments;

•	sell certain assets, including stock of our subsidiaries;

•	enter into sale and leaseback transactions;

•	create or incur liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

The indentures governing the Metals USA Notes and the 2007 Notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined adjusted EBITDA to fixed charges and consolidated total debt ratios (each, as defined). The covenants in the indentures require us to have an adjusted EBITDA to fixed charges ratio (“FCCR”) (measured on a trailing four-quarter basis and calculated differently from the FCCR as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indentures.

As of December 31, 2008, our FCCR was 2.91. As of December 31, 2008 we had $70.7 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. The interest rate in respect of borrowings under the ABL facility is determined in reference to the FCCR, and should borrowing availability under the ABL facility fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis.

A breach of any of these covenants could result in a default under our debt agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities—Covenant Compliance.”

The restrictions contained in the agreements that govern the terms of our debt could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans;

•

adversely affect our ability to finance our operations, to enter into strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest; and

•	limit our access to the cash generated by our subsidiaries.

Upon the occurrence of an event of default under the ABL facility, the lenders could elect to declare all amounts outstanding under the ABL facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the ABL facility could proceed against the collateral granted to them to secure the ABL facility on a first-priority lien basis. If the lenders under the ABL facility accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not have sufficient assets to repay the 2007 Notes or the Metals USA Notes upon acceleration.

For a more detailed description on the limitations on our ability to incur additional indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities.”

Despite our substantial indebtedness, we may still be able to incur significantly more indebtedness which could have a material adverse effect on our business, financial condition or results of operations.

The terms of the Metals USA Notes indenture, the 2007 Notes indenture and the ABL facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. As of December 31, 2008, we had approximately $70.7 million available for additional borrowing under the ABL facility, including the subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. In addition, the Metals USA Notes indenture does not limit the amount of indebtedness that may be incurred by Flag Intermediate or Metals USA Holdings. Additional leverage could have a material adverse effect on our business, financial condition or results of operations and could increase the risks described in “—Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness,” “—Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows” and “—Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.”

Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A substantial portion of our indebtedness, including the ABL facility and the 2007 Notes, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2008, we had approximately $667.4 million of floating rate debt under the 2007 Notes, the ABL facility and the IRB. We also had an additional $70.7 million available for borrowing under the ABL facility as of December 31, 2008. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our fiscal 2008 interest expense under the 2007 Notes, the ABL facility and the IRB by approximately $6.7 million. We use derivative financial instruments to manage a portion of the potential impact of our interest rate risk. To some extent, derivative financial instruments can protect against increases in interest rates, but they do not provide complete protection over the longer term. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2008, we operated 21 metal service centers in the Plates and Shapes Group and 14 facilities in the Flat Rolled and Non-Ferrous Group. These facilities use various metals processing and materials handling machinery and equipment. As of the same date, our Building Products Group operated four manufacturing plants where we process metals into various building products and 29 sales centers. During 2006, we acquired one location in the Plates and Shapes Group and added four locations in the Building Products Group, two of which were as a result of an acquisition and one of which was subsequently closed. During 2007, we acquired two locations within our Flat Rolled and Non-Ferrous Group (Union, New Jersey and Anaheim, California). We also closed two locations within our metal service center business—our Greenville, Kentucky Plates and Shapes facility and our Chattanooga, Tennessee Flat Rolled and Non-Ferrous facility. We also closed three sales centers within our Building Products Group (Jackson, Mississippi, Ft. Meyers and West Melbourne, Florida). In addition, during December 2007, we announced the closure of our Houston, Texas manufacturing facility, which ceased operations during the first quarter of 2008, and was subsequently sold in the third quarter of 2008. We also closed five sales centers (Corona, California, Memphis, Tennessee, Overland, Missouri, Holly Hill, Florida and Harrisburg, Pennsylvania) during the first six months of 2008. We continue to serve the marketing areas of the closed facilities with our existing sales force by expanding the responsible territories of our other facilities, and through the use of common carriers for product delivery.

Many of our facilities are capable of being used at higher capacities, if necessary. We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years. Our metal service center facilities, Building Products sales centers and manufacturing plants, and administrative offices are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2008

	Location	Square Footage	Owned/ Leased
Plates and Shapes Group:
Northeast Plates and Shapes	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Newark, New Jersey	81,000	Owned
	Langhorne, Pennsylvania	235,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	York, Pennsylvania	109,000	Owned
South Central Plates and Shapes	Enid, Oklahoma	112,000	Owned
	Tulsa, Oklahoma	533,000	Leased
	Muskogee, Oklahoma(1)	229,000	Owned
	Cedar Hill, Texas	150,000	Owned
Mid-Atlantic Plates and Shapes	Oakwood, Georgia	206,000	Owned
	Greensboro, North Carolina	180,000	Owned
	Wilmington, North Carolina	178,000	Leased
Ohio Valley Plates and Shapes	Canton, Ohio	110,000	Owned
	Ambridge, Pennsylvania	200,000	Leased
	Leetsdale, Pennsylvania	114,000	Leased
Southeast Plates and Shapes	Mobile, Alabama	246,000	Owned
	Jacksonville, Florida	60,000	Owned
	Waggaman, Louisiana	371,000	Owned
	Columbus, Mississippi	45,000	Owned
Southwest Plates and Shapes	Hayward, California	64,000	Leased

	Location	Square Footage	Owned/ Leased
Flat Rolled and Non-Ferrous Group:
	Anaheim, California	22,000	Leased
	Madison, Illinois	100,000	Owned
	Northbrook, Illinois	187,000	Owned
	Jeffersonville, Indiana	90,000	Owned
	Wichita, Kansas	43,000	Leased
	Walker, Michigan	50,000	Owned
	Liberty, Missouri	117,000	Leased
	Union, New Jersey	39,000	Leased
	Randleman, North Carolina	154,000	Owned
	Springfield, Ohio	105,000	Owned
	Wooster, Ohio	140,000	Owned
	Mesquite, Texas	200,000	Leased
	Germantown, Wisconsin	102,000	Owned
	Horicon, Wisconsin	120,000	Leased
Building Products Group:
Sales Centers	Birmingham, Alabama	12,000	Leased
	Phoenix, Arizona	111,000	Leased
	Tucson, Arizona	9,000	Leased
	Hayward, California	24,000	Leased
	Ontario, California	28,000	Leased
	Rancho Cordova, California	41,000	Leased
	San Diego, California	9,000	Leased
	Clearwater, Florida	20,000	Leased
	Jacksonville, Florida	17,000	Leased
	Lakeland, Florida	24,000	Leased
	Leesburg, Florida	61,000	Leased
	Pensacola, Florida	48,000	Leased
	West Palm Beach, Florida	5,000	Leased
	Stone Mountain, Georgia	14,000	Leased
	Louisville, Kentucky	22,000	Leased
	Kansas City, Missouri	16,000	Leased
	Las Vegas, Nevada	133,000	Leased
	Greensboro, North Carolina	15,000	Leased
	Oklahoma City, Oklahoma	40,000	Leased
	Irmo, South Carolina	38,000	Leased
	Nashville, Tennessee	44,000	Leased
	Dallas, Texas	26,000	Leased
	Houston, Texas	155,000	Leased
	Longview, Texas	15,000	Leased
	Mesquite, Texas	55,000	Leased
	San Antonio, Texas	20,000	Leased
	Weslaco, Texas	21,000	Leased
	Salt Lake City, Utah	23,000	Leased
	Kent, Washington	57,000	Leased
Manufacturing Plants	Brea, California	43,000	Leased
	Buena Park, California	168,000	Leased
	Groveland, Florida	247,000	Leased
	Courtland, Ontario	32,000	Owned

	Location	Square Footage	Owned/ Leased
Administrative Locations:
Corporate Headquarters	Houston, Texas	13,000	Leased
Building Products Group	Houston, Texas	13,000	Leased
i-Solutions	Ft. Washington, Pennsylvania	4,000	Leased

(1)	This facility is subject to liens with respect to specific debt obligations, including IRBs.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

In accordance with its Certificate of Incorporation dated May 9, 2005, and as amended on November 28, 2005, Metals USA Holdings was authorized to issue 30,000,000 shares of capital stock, all of which were shares of common stock, $.01 par value. At February 20, 2009, 14,077,500 shares were issued and outstanding. Investment funds associated with Apollo own approximately 97% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management. Accordingly, the Company’s common stock is not traded on any stock exchange and has no established public trading market. At February 20, 2009, there were a total of 27 holders of the Company’s common stock.

Securities authorized for issuance under equity compensation plans

The following table set forth, as of December 31, 2008, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	951,261	$4.00	397,689
Equity compensation plans not approved by security holders	—	—	—

Total	951,261	$4.00	397,689

Dividends

May 2006 Dividend—On May 23, 2006, Flag Intermediate declared a $25.0 million dividend (the “May 2006 Dividend”) payable to Metals USA Holdings. The dividend was paid on May 24, 2006. Concurrently, on May 23, 2006, Metals USA Holdings declared a $25.0 million dividend to its stockholders of record as of that date. The dividend was paid on May 24, 2006.

January 2007 Dividend—On January 3, 2007, Metals USA Holdings used the net proceeds from the issuance of the $150.0 million initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2006 Notes”), as well as $8.2 million of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 million to its stockholders, which include Apollo and certain members of our management, to make a cash payment (partially in lieu of the cash dividend) of $4.2 million to its vested stock option holders (the cash payment and the cash dividend are referred to collectively as the “January 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the issuance of the 2006 Notes, including a $1.5 million non-recurring transaction fee to Apollo.

July 2007 Dividend—On July 10, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2007 Notes, as well as approximately $8.3 million of additional borrowings under the ABL facility, to redeem the 2006 Notes (for approximately $150.0 million plus accrued and unpaid interest of approximately $5.4 million), to pay a cash dividend of approximately $130.3 million to its stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 million to its stock option holders (the cash payment and the cash dividend are referred to collectively as the “July 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

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

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data for the year ended December 31, 2006, and as of December 31, 2007 and for the year ended December 31, 2007, and as of December 31, 2008, and for the year then ended for the Successor Company have been derived from our audited consolidated financial statements and related notes included in this Form 10-K. The Successor Company had no assets and conducted no operations from May 9, 2005 (date of inception) to November 30, 2005. The selected historical consolidated financial data as of December 31, 2004, and for the year ended December 31, 2004, and for the period from January 1, 2005 to November 30, 2005 for the Predecessor Company, and as of December 31, 2005, and for the period from May 9, 2005 to December 31, 2005, and as of December 31, 2006 for the Successor Company presented in this table have been derived from our Predecessor Company’s and Successor Company’s audited consolidated financial statements not included in this Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period, and should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Predecessor Company		Successor Company
	Year Ended December 31, 2004	Period from January 1, 2005 through November 30, 2005	Period from May 9, 2005 (date of inception) through December 31, 2005	Years Ended December 31,
				2006	2007	2008
	(in millions)
Statements of Operations Data:
Net Sales	$1,509.8	$1,522.1	$116.9	$1,802.9	$1,845.3	$2,156.2
Cost of sales (exclusive of operating and delivery, and depreciation and amortization included in Operating Expenses below)	1,080.1	1,189.3	92.5	1,371.8	1,418.8	1,612.9
Operating expenses(1)(2)	256.0	250.7	23.5	312.1	313.1	336.9

Operating income	173.7	82.1	0.9	119.0	113.4	206.4
Interest expense	8.4	12.0	4.1	54.6	87.0	87.9
Loss on extinguishment of debt	—	—	—	—	8.4	—
Other (income) expense, net	(2.5)	(0.1)	—	(0.7)	(0.7)	(0.2)

Income (loss) before income taxes and discontinued operations	167.8	70.2	(3.2)	65.1	18.7	118.7
Provision (benefit) for income taxes	63.3	26.7	(1.2)	25.8	4.8	46.1

Net income (loss)	$104.5	$43.5	$(2.0)	$39.3	$13.9	$72.6

	Predecessor Company Year Ended December 31, 2004	Successor Company Years Ended December 31,
		2005(3)	2006	2007	2008
	(in millions)
Balance Sheet Data:
Working Capital	$565.0	$453.7	$713.6	$506.3	$699.0
Total assets	710.0	795.3	1,127.0	959.0	1,088.2
Long-term debt, less current portion	266.6	472.9	754.9	855.0	942.6
Stockholder’s equity (deficit)	328.2	132.4	147.6	(125.6)	(51.0)

(1)	For the one-month period ended December 31, 2005, the Successor Company’s operating expenses increased by $5.2 million ($4.1 million for cost of sales and $1.1 million of additional depreciation and amortization) as the inventory was sold and additional depreciation and amortization was recorded. For the year ended December 31, 2006, the Successor Company’s operating expenses increased by $23.9 million ($10.8 million in the first quarter of 2006 for cost of sales as the inventory was sold and $13.1 million of additional depreciation and amortization). As a result of the application of purchase accounting, the Successor Company balances and amounts presented in the consolidated financial statements are not comparable with those of the Predecessor Company.
(2)	We incurred certain non-recurring costs related to the Merger that were charged to the Predecessor Company’s selling, general and administrative expense during the period from January 1, 2005 to November 30, 2005. Such expenses of $15.8 million included $14.6 million paid by us on the closing date of the Merger to holders of 1,081,270 vested in-the-money options and holders of 45,437 restricted stock grant awards related to the long-term incentive compensation plan of the Predecessor Company. Additionally, we recorded expenses of $0.8 million related to severance costs and $0.4 million for other costs associated with the Merger.
(3)	The Merger was accounted for as a purchase, with the Successor Company applying purchase accounting on the closing date of the Merger. As a result, the merger consideration was allocated to the respective fair values of the assets acquired and liabilities assumed from the Predecessor Company. The fair value of inventories, property and equipment and intangibles (customer lists) were increased by $14.9 million, $118.6 million, and $22.2 million, respectively.

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

Overview

On November 30, 2005, Flag Acquisition, a wholly-owned subsidiary of Flag Intermediate, merged with and into Metals USA, with Metals USA being the surviving corporation. The Merger was consummated pursuant to an agreement and plan of merger by and among Metals USA, Metals USA Holdings and Flag Acquisition. As a result of the Merger, all of the issued and outstanding capital stock of Metals USA is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Flag Intermediate has no assets other than its investment in Metals USA, conducts no operations and is a guarantor of both the ABL facility and the Metals USA Notes. Immediately prior to the closing date of the Merger, all outstanding shares of our common stock were cancelled in exchange for a cash payment of $22.00 per share of such common stock. Investment funds associated with Apollo V own approximately 97% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the twelve months ended December 31, 2008, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in limited configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-user customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily independent distributors and contractors engaged in the residential remodeling industry.

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

Lynch Metals is a value-added, metal service center that focuses on specialty aluminum, with locations in New Jersey and California. Lynch Metals uses enhanced technologies in slitting, shearing, and cut-to-length to service the just-in-time requirements of its customers, who are predominately manufacturers of air/heat transfer products specifically focused on aerospace, automotive and industrial applications. This acquisition is an important strategic addition to our Flat Rolled and Non-Ferrous Group because it supports our increased presence in the strategic Northeast and Southern California regions. Lynch Metals’ product line and processing capabilities are highly complementary to our Flat Rolled and Non-Ferrous segment, and we expect to expand sales of Lynch Metals’ non-ferrous products into our existing geographic base, as well as expand sales of non-ferrous and stainless products into Lynch Metals’ geographic base.

2006 Acquisitions

In May 2006, Metals USA purchased all of the assets and business operations of Port City, located in Tulsa, Oklahoma, for approximately $41.3 million, including transaction costs and a $5.0 million contingent payout provision that was made in 2008 subject to certain performance criteria. Founded in 1977, Port City is a value-added processor of steel plate. Port City uses cutting-edge technologies in laser, plasma and oxyfuel burning, braking and rolling, drilling and machining, and welding to service its customers needs. Port City’s range and depth of processing capabilities are highly complementary to the capital investments we have already made in the Plates and Shapes Group and we believe this acquisition positions us to be the pre-eminent plate processor in the southern United States. Port City’s customers are predominately manufacturers of cranes and other heavy equipment, heat exchangers, and equipment specifically focused on the oil and gas industry. Port City has traditionally purchased metal from metal service centers and we believe we have realized synergies by consolidating its metal needs into our overall purchasing process. We have also realized benefits by selling Port City’s higher value-added products through our sales force to our existing customer base.

In May 2006, Metals USA purchased all of the assets and operations of Allmet with one manufacturing facility located near Toronto, Ontario, Canada and a sales and distribution facility located in California (which was subsequently closed) for approximately $10.4 million Canadian dollars (approximately U.S. $9.4 million). Allmet, then operating as Dura-Loc Roofing Systems Limited, was established in 1984 and is one of the leading stone-coated metal roof manufacturers in North America. Effective June 30, 2007, we changed the trade name from Dura-Loc Roofing Systems Limited to Allmet to better facilitate our marketing objectives. Allmet is also the only manufacturer of such product located in the eastern regions of North America, a region not yet fully developed for the high-end, stone-coated metal products we produce. We believe this acquisition gives us significant additional capacity located in a potentially high growth area. In addition, by transforming Allmet’s production processes to our methodologies, we have reduced Allmet’s cost of production, further improving the benefits of the acquisition. We believe the addition of Allmet to our stone-coated metal roofing division, Gerard Roofing Technology, provides us with a more economic and efficient means of gaining access to an expanded product mix and leveraging the combined sales force and research and development personnel, thereby solidifying our position as one of the largest stone-coated metal roofing manufacturers in North America.

Selected Operational Information

Net sales. We derive the net sales of our Plates and Shapes and Flat Rolled and Non-Ferrous Groups from the processing and sale of metal products to end-users including metal fabrication companies, general contractors and OEMs. Pricing is generally based upon the underlying metal cost as well as a margin associated with customized value-added services specified by the customer. The net sales of our Building Products Group are derived from the sales of finished goods to local distributors and general contractors who are generally engaged in the residential remodeling industry.

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

Operating and delivery expense. Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled and Non-Ferrous Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs are associated with the labor and facility costs attributable to the distribution and warehousing of our finished goods at our metal service center facilities. Delivery expense reflects labor, material handling and other third party costs incurred with the delivery of product to customers. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

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

However, global and economic conditions are significantly less favorable compared with those experienced during the first half of 2008. The level of global economic activity has declined through the latter part of 2008, as the world’s major economies, including the U.S. and European region, are experiencing difficulties related to, in large part, the tightening of credit conditions globally. As a result, steel demand in most regions of the world has slowed, and industry participants have become more cautious about the near-term outlook for metal prices. The timing of the effect that further price trends will have on the domestic steel market is difficult to predict, and any number of political or general economic factors could cause prices to decline.

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

We have implemented certain initiatives within our Building Products segment in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of sales center layouts, and manufacturing consolidation. During 2008, we closed five sales centers (Memphis, Tennessee, Overland, Missouri, Holly Hill, Florida, Harrisburg, Pennsylvania and Corona, California), in addition to our Houston, Texas manufacturing facility. We continue to evaluate various alternative strategies for our building products business.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

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

Consolidated Results of Operations

The following financial information reflects our historical financial statements.

	Fiscal Years Ended December 31,
	2008	%	2007	%	2006	%
	(in millions, except percentages)
Net sales	$2,156.2	100.0%	$1,845.3	100.0%	$1,802.9	100.0%
Cost of sales	1,612.9	74.8%	1,418.8	76.9%	1,371.8	76.1%
Operating and delivery	186.1	8.6%	178.4	9.7%	175.5	9.7%
Selling, general and administrative	126.8	5.9%	112.3	6.1%	115.1	6.4%
Depreciation and amortization	21.3	1.0%	22.1	1.2%	21.4	1.2%
(Gain) loss on sale of property and equipment	(2.4)	-0.1%	0.1	0.0%	0.1	0.0%
Impairment of assets	5.1	0.2%	0.2	0.0%	—	—

Operating income	206.4	9.6%	113.4	6.1%	119.0	6.6%
Interest expense	87.9	4.1%	87.0	4.7%	54.6	3.0%
Loss on debt extinguishment	—	—	8.4	0.5%	—	—
Other (income) expense, net	(0.2)	0.0%	(0.7)	0.0%	(0.7)	0.0%

Income before income taxes	$118.7	5.5%	$18.7	1.0%	$65.1	3.6%

Results of Operations—Year Ended December 31, 2008 Compared to 2007

Net sales. Net sales increased $310.9 million, or 16.8%, from $1,845.3 million for the year ended December 31, 2007 to $2,156.2 million for the year ended December 31, 2008. Results of operations for Lynch Metals, which closed in July 2007, were included for the entire year ended December 31, 2008, and as a result, accounted for $17.2 million of increased sales for the year. The remaining increase of $293.7 million was primarily attributable to an 19.3% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a net sales decrease of $26.4 million for our Building Products Group.

Cost of sales. Cost of sales increased $194.1 million, or 13.7%, from $1,418.8 million for the year ended December 31, 2007, to $1,612.9 million for the year ended December 31, 2008. The Lynch Metals acquisition accounted for $10.6 million of additional cost of sales for the year. The remaining increase of $183.5 million was primarily attributable to a 15.4% increase in the average cost per ton for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups, partially offset by a decrease of $13.4 million in cost of sales for our Building Products Group. In addition, we recorded a $6.8 million write-down for inventory lower of cost or market adjustments during the fourth quarter of 2008 in our metal service center businesses as a result of volatility in steel prices during the latter half of the year. As a result of the rapid price decrease and an overall decline in demand, we elected to reduce inventory tonnage on hand, which resulted in the replacement cost of certain inventory items declining below their carrying cost as of December 31, 2008. Cost of sales as a percentage of net sales decreased from 76.9% for the year ended December 31, 2007 to 74.8% for the year ended December 31, 2008.

Operating and delivery. Operating and delivery expenses increased $7.7 million, or 4.3%, from $178.4 million for the year ended December 31, 2007 to $186.1 million for the year ended December 31, 2008. The acquisition of Lynch Metals accounted for $0.8 million of additional operating and delivery expenses for the year. The remaining increase was a result of higher variable costs of $6.9 million, which were primarily attributable to higher fuel and freight costs. As a percentage of net sales, operating and delivery expenses decreased from 9.7% for the year ended December 31, 2007 to 8.6% for the year ended December 31, 2008.

Selling, general and administrative. Selling, general and administrative expenses increased $14.5 million, or 12.9%, from $112.3 million for the year ended December 31, 2007 to $126.8 million for the year ended December 31, 2008. The Lynch Metals acquisition accounted for $2.0 million of the increase while increased incentive compensation accounted for an additional $9.7 million of the increased selling, general and administrative expenses for the period. These increases were partially offset by a decrease in stock-based compensation expense of $3.5 million, $3.0 million of which was recognized in the first quarter of 2007 due to the accelerated vesting of stock options in connection with the January 2007 Dividend, and the remainder of which was recognized in the third quarter of 2007 in connection with the July 2007 Dividend. As a percentage of net sales, selling, general and administrative expenses decreased from 6.1% for the year ended December 31, 2007 to 5.9% for the year ended December 31, 2008.

Depreciation and amortization. Depreciation and amortization decreased $0.8 million, or 3.6%, from $22.1 million for the year ended December 31, 2007 to $21.3 million for the year ended December 31, 2008. The Lynch Metals acquisition accounted for $6.0 million of additional depreciation and amortization for the year. This increase was offset by a decrease of $6.8 million for the year, which resulted primarily from lower amortization of customer list intangible assets recorded in connection with the acquisitions completed in May 2006 and the Merger.

Operating income. Operating income increased $93.0 million, or 82.0%, from $113.4 million for the year ended December 31, 2007 to $206.4 million for the year ended December 31, 2008. The Lynch Metals acquisition resulted in a decrease of $2.2 million of operating income for the year. The remaining increase of $95.2 million resulted primarily from increased net sales, in addition to a $2.4 million gain we recognized on the sale of property and equipment. This increase was partially offset by a $5.1 million charge we recognized in the fourth quarter of 2008 related to the impairment of goodwill and customer list intangible assets associated with our building products business. As a percentage of net sales, operating income increased from 6.1% for the year ended December 31, 2007 to 9.6% for the year ended December 31, 2008.

Interest expense. Interest expense increased $0.9 million, or 1.0%, from $87.0 million for the year ended December 31, 2007 to $87.9 million for the year ended December 31, 2008. The increase in incremental interest expense when comparing the year ended December 31, 2008 to the same period of 2007 reflects the issuance of the 2007 Notes and redemption of the 2006 Notes in July 2007, which resulted in increased interest expense on the $150.0 million incremental borrowings. The effect of increased debt levels on interest expense was partially offset by lower average interest rates on our ABL facility. While the weighted average outstanding balance on our ABL facility increased $64.8 million for the year ended December 31, 2008 versus the same period of 2007, the weighted average interest rate decreased from 7.06% for the year ended December 31, 2007 to 4.31% for the year ended December 31, 2008.

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

Selling, general and administrative. Selling, general and administrative expenses decreased $2.8 million, or 2.4%, from $115.1 million for the year ended December 31, 2006 to $112.3 million for the year ended December 31, 2007. The acquisition of Lynch Metals accounted for $1.6 million of increased selling, general and administrative expenses for the period, while the 2006 Acquisitions accounted for a $0.2 million increase. These acquisition increases were offset by a decrease of $4.6 million, which was primarily attributable to lower salaries, incentive compensation and advertising expenses at our Building Products segment, in addition to lower bad debt expense at our Flat Rolled and Non-Ferrous Group. As a percentage of net sales, selling, general and administrative expenses decreased from 6.4% for the year ended December 31, 2006 to 6.1% for the year ended December 31, 2007.

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

Results of Operations by Segment

	Fiscal Years Ended December 31,
	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Spending	Tons Shipped(1)
	(in millions, except percentages)
2008:
Plates and Shapes	$1,161.2	53.9%	$990.5	50.8%	$170.7	82.7%	$8.6	837
Flat Rolled and Non-Ferrous	882.9	40.9%	804.7	41.3%	78.2	37.9%	2.2	601
Building Products	126.0	5.8%	135.1	6.9%	(9.1)	-4.4%	0.7	—
Corporate and other	(13.9)	-0.6%	19.5	1.0%	(33.4)	-16.2%	0.7	(10)

Total	$2,156.2	100.0%	$1,949.8	100.0%	$206.4	100.0%	$12.2	1,428

2007:
Plates and Shapes	$889.7	48.2%	$796.9	46.0%	$92.8	81.8%	$16.6	826
Flat Rolled and Non-Ferrous	817.7	44.3%	767.6	44.3%	50.1	44.2%	2.9	614
Building Products	152.4	8.3%	152.7	8.8%	(0.3)	-0.3%	1.6	—
Corporate and other	(14.5)	-0.8%	14.7	0.8%	(29.2)	-25.7%	0.4	(11)

Total	$1,845.3	100.0%	$1,731.9	100.0%	$113.4	100.0%	$21.5	1,429

2006:
Plates and Shapes	$856.6	47.5%	$760.7	45.2%	$95.9	80.6%	$11.1	843
Flat Rolled and Non-Ferrous	776.0	43.0%	731.7	43.5%	44.3	37.2%	2.8	680
Building Products	189.8	10.5%	180.1	10.7%	9.7	8.2%	2.7	—
Corporate and other	(19.5)	-1.1%	11.4	0.7%	(30.9)	-26.0%	0.3	(18)

Total	$1,802.9	100.0%	$1,683.9	100.0%	$119.0	100.0%	$16.9	1,505

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Segment Results—Year Ended December 31, 2008 Compared to 2007

Plates and Shapes. Net sales increased $271.5 million, or 30.5%, from $889.7 million for the year ended December 31, 2007 to $1,161.2 million for the year ended December 31, 2008. The increase was primarily attributable to a 28.8% increase in average realized prices, in addition to a 1.3% increase in shipments for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Operating costs and expenses increased $193.6 million, or 24.3%, from $796.9 million for the year ended December 31, 2007 to $990.5 million for the year ended December 31, 2008. The increase was primarily attributable to a 25.2% increase in the average cost per ton, in addition to a 1.3% increase in shipments for the year ended December 31, 2008, compared to the year ended December 31, 2007. In addition, this segment recorded a $5.8 million write-down for inventory lower of cost or market adjustments during the fourth quarter of 2008 due to a decline in replacement costs of certain inventory items below their carrying costs as of December 31, 2008. Operating costs and expenses as a percentage of net sales decreased from 89.6% for the year ended December 31, 2007 to 85.3% for the year ended December 31, 2008.

Operating income increased by $77.9 million, or 83.9%, from $92.8 million for the year ended December 31, 2007 to $170.7 million for the year ended December 31, 2008. The increase was primarily attributable to the increase in net sales and the decrease in operating costs and expenses as a percentage of net sales, as discussed above. Operating income as a percentage of net sales increased from 10.4% for the year ended December 31, 2007 to 14.7% for the year ended December 31, 2008.

Flat Rolled and Non-Ferrous. Net sales increased $65.2 million, or 8.0%, from $817.7 million for the year ended December 31, 2007 to $882.9 million for the year ended December 31, 2008. Results of operations for the Lynch Metals acquisition, which closed in July 2007, were included for the entire year ended December 31, 2008, and as a result, contributed $17.2 million of additional net sales for the year ended December 31, 2008. The remaining increase was primarily due to an 8.7% increase in average realized prices, partially offset by a 2.5% decrease in shipments for the year ended December 31, 2008 compared to the year ended December 31, 2007. Sales of non-ferrous metals accounted for 41% of the segment’s sales product mix for the year ended December 31, 2008, compared to 48% for the same period of 2007.

Operating costs and expenses increased $37.1 million, or 4.8%, from $767.6 million for the year ended December 31, 2007 to $804.7 million for the year ended December 31, 2008. The acquisition of Lynch Metals accounted for $19.4 million of additional operating costs and expenses for the year ended December 31, 2008. The remaining increase of $17.7 million was attributable to an increase in the cost of raw materials of 5.9%, partially offset by a 2.5% decrease in shipments for the year ended December 31, 2008 compared to the year ended December 31, 2007. In addition, this segment recorded a $1.0 million write-down for inventory lower of cost or market adjustments during the fourth quarter of 2008 due to a decline in replacement costs of certain inventory items below their carrying costs as of December 31, 2008. Operating costs and expenses as a percentage of net sales decreased from 93.9% for the year ended December 31, 2007 to 91.1% for the year ended December 31, 2008.

Operating income increased by $28.1 million, or 56.1%, from $50.1 million for the year ended December 31, 2007 to $78.2 million for the year ended December 31, 2008. The Lynch Metals acquisition resulted in a decrease of $2.2 million of operating income for the year. The balance of the increase was primarily attributable to the increase in net sales discussed above. Operating income as a percentage of net sales increased from 6.1% for the year ended December 31, 2007 to 8.9% for the year ended December 31, 2008.

Building Products. Net sales decreased $26.4 million, or 17.3%, from $152.4 million for the year ended December 31, 2007 to $126.0 million for the year ended December 31, 2008. Declines in the home improvement remodeling market, which were impacted by the continued downturn in the housing sector, contributed to the period-over-period net sales decrease for our Building Products Group.

Operating costs and expenses decreased $17.6 million, or 11.5%, from $152.7 million for the year ended December 31, 2007 to $135.1 million for the year ended December 31, 2008. The decrease was due to lower operating costs and expenses associated with lower sales volumes, in addition to certain initiatives the segment has taken in response to the downturn in the housing and home improvement remodeling markets, including reductions in square footage under lease, standardization of sales center layouts, and manufacturing consolidation. Despite the decrease in sales volumes, operating costs and expenses as a percentage of net sales increased from 100.2% for the year ended December 31, 2007 to 107.2% for the year ended December 31, 2008. The increase in operating costs as a percentage of net sales is due in part to additional costs incurred during 2008 related to the closure of underperforming sales center locations and the discontinuance of certain product lines, as management has continued to focus on cost reduction in order to mitigate the impact of lower operating levels resulting from the market downturn. In July 2008, we sold our Houston, Texas manufacturing facility for $4.9 million in cash. We recognized a gain of $0.7 million in the third quarter of 2008 related to this sale. Total facility closure costs charged to operating expense during the year ended December 31, 2008, net of the gain on the sale of the Houston plant, amounted to $4.0 million.

Operating loss increased by $8.8 million from a loss of $0.3 million for the year ended December 31, 2007 to a loss of $9.1 million for the year ended December 31, 2008. The increase was primarily attributable to the decline in net sales discussed above, which exceeded the rate of decline in operating costs and expenses. Operating loss as a percentage of net sales increased from 0.2% for the year ended December 31, 2007 to 7.2% for the year ended December 31, 2008.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $4.2 million, or 14.4%, from $29.2 million for the year ended December 31, 2007 to $33.4 million for the year ended December 31, 2008. This increase was primarily attributable to a $5.1 million charge we recognized in the fourth quarter of 2008 related to the impairment of goodwill and customer list intangible assets associated with our building products business, which was recorded at the corporate segment. Goodwill and customer list intangible assets resulting from the Merger are assigned to reporting units solely for testing for impairment. Consequently, any impairment charges associated with these assets is recorded at the corporate segment. Increased incentive compensation accounted for an additional $2.4 million of selling, general and administrative expenses recorded at the corporate segment for the year.

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

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year. At December 31, 2008, we had $368.0 million drawn on the ABL facility, our borrowing availability was $70.7 million and we had available cash of $166.7 million. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At December 31, 2008, our long-term debt consisted of $368.0 million of outstanding borrowings on the ABL facility, $275.0 million principal amount of the Metals USA Notes, $293.7 million principal amount of the 2007 Notes, an Industrial Revenue Bond with $5.7 million principal amount outstanding and $0.2 million in vendor financing and purchase money notes.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $506.3 million at December 31, 2007 to $699.0 million at December 31, 2008.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early- payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, as they have over the last quarter of 2008, we can replace our inventory at lower cost and, thus, generally the ABL facility utilization is reduced. We believe our cash flow from operations, supplemented with the cash available under the ABL facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment. Additionally, we intend to look for value-added business opportunities that we can acquire at reasonable prices. We intend to use cash flows from operations and excess cash available under the ABL facility to fund future investments.

Cash Flows

The following discussion of the principal sources and uses of cash should be read in conjunction with our Consolidated Statements of Cash Flows which are set forth under Item 8—“Financial Statements and Supplementary Data.”

Year Ended December 31, 2008

During the year ended December 31, 2008, net cash provided by operating activities was $78.4 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period and gains on the sale of property and equipment, of $106.0 million, in addition to changes in operating assets and liabilities that resulted in a cash outflow of $27.6 million for the year, an amount that was primarily attributable to increases in inventories and a decrease in accounts payable, partially offset by a decrease in accounts receivable.

Net cash used in investing activities was $7.7 million for the year ended December 31, 2008, and consisted of proceeds from sales of assets of $9.5 million offset by $12.2 million of purchases of assets and $5.0 million of contingent consideration paid during 2008 in connection with the May 2006 acquisition of Port City. For the year ended December 31, 2008, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility.

Net cash provided by financing activities was $82.4 million for the year ended December 31, 2008, and consisted primarily of net borrowings on the ABL facility of $87.5 million, partially offset by $2.4 million of repayments of long-term debt and $2.7 million of deferred financing costs.

Year Ended December 31, 2007

During the year ended December 31, 2007, net cash provided by operating activities was $119.2 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $54.1 million, plus changes in operating assets and liabilities that resulted in a cash inflow of $65.1 million for the period, an amount that was primarily attributable to decreases in inventories and accounts receivable.

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

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Years Ended December 31,
	2008	2007	2006
	(dollars in millions)
Net income	$72.6	$13.9	$39.3
Depreciation and amortization(1)	23.6	23.7	22.6
Interest expense	87.9	87.0	54.6
Loss on extinguishment of debt	—	8.4	—
Provision (benefit) for income taxes	46.1	4.8	25.8
Other (income) expense	(0.2)	(0.7)	(0.7)

EBITDA	230.0	137.1	141.6
Covenant defined adjustments:
Inventory purchase adjustments(2)	—	—	10.8
Stock options and grant expense(3)	1.1	4.8	1.2
Facilities closure(4)	4.0	0.7	1.4
Pension withdrawal liability(5)	—	2.0	—
Management fees and other costs(6)	1.9	1.5	1.2
Impairment of assets(7)	5.1	—	—

Adjusted EBITDA	$242.1	$146.1	$156.2

Fixed charge coverage ratio numerator(8)	$197.9	$103.2	$115.6
Fixed charge coverage ratio denominator(8)	$68.1	$78.6	$76.7
Fixed charge coverage ratio(8)	2.91	1.31	1.51

(1)	Includes depreciation for Building Products that is included in cost of sales.

(2)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Merger, a purchase accounting increase in the fair value of inventory of $14.9 million was recorded as of December 1, 2005 with $4.1 million of that amount charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.
(3)	Non-cash stock option and stock grant expense.
(4)	This amount represents charges in the Building Products Group for the closure of six facilities during 2008 and three facilities during 2007. The amount for 2006 represents charges incurred in connection with the closure of three facilities within the Building Products Group and one facility within each of the Plates and Shapes Group and Flat Rolled and Non-Ferrous Groups, respectively.
(5)	This amount represents expenses incurred in connection with the withdrawal of two of our operating facilities from a multi-employer pension fund.
(6)	Primarily represents expenses related to the management agreement we have with Apollo.
(7)	This amount represents non-cash impairment charges related to goodwill and customer list intangible assets associated with our Building Products Group.
(8)	These amounts represent the Fixed Charge Coverage Ratio (“FCCR”) numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility.

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

During September 2008, we borrowed approximately $160.0 million on the ABL facility in response to concerns about credit markets. As of December 31, 2008, we had eligible collateral of $453.7 million, $368.0 million in outstanding advances, $15.1 million in open letters of credit and $70.7 million of additional borrowing capacity. As of December 31, 2008, we had $166.7 million of available cash and cash equivalents.

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

Guarantees and Security. Substantially all of our subsidiaries are defined as “borrowers” under the loan and security agreement governing the ABL facility. The obligations under the ABL facility are guaranteed by Flag Intermediate and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by our, the other borrowers’ and the guarantors’ accounts, inventory, cash and proceeds and products of the foregoing and certain assets related thereto and (ii) on a second-priority lien basis by substantially all of our, the other borrowers’ and the guarantors’ other assets, subject to certain exceptions and permitted liens. Metals USA Holdings is not a party to the ABL facility, and indebtedness under the ABL facility is not guaranteed by Metals USA Holdings.

Interest Rate and Fees. Interest is calculated based upon a margin (established within a specific pricing grid for loans utilizing Tranche A Commitments) over reference rates. The marginal rates vary with our financial performance as measured by the FCCR. The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the three immediately preceding months.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 1.425%, respectively, as of December 31, 2008.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which, as long as borrowing availability is greater or equal to $45.0 million and in the absence of default, is controlled by Metals USA. As long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. We recognized a pretax loss of $2.4 million in earnings (interest expense) during the year ended December 31, 2008, which was due to the change in fair value of the interest rate swap derivatives previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings during the year ended December 31, 2008, subsequent to qualification for hedge accounting treatment, were not material. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no component of these gains and losses was excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $6.6 million at December 31, 2008, with $1.7 million classified as other current liabilities and $4.8 million classified as other noncurrent liabilities in the consolidated balance sheet.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of December 31, 2008.

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

Metals USA Holdings must make an election regarding whether interest payments on the 2007 Notes will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1. PIK Interest notes, resulting from the conversion of interest into PIK notes, when paid will be treated as an operating activity in the Consolidated Statements of Cash Flows in accordance with SFAS 95.

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

On September 26, 2008, we made a permitted election under the indenture governing the 2007 Notes to pay all interest that was due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The Company must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless we elect otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $2.0 million under the indenture governing the Metals USA Notes and $62.1 million under the loan and security agreement governing the ABL facility as of December 31, 2008. As of December 31, 2008, Metals USA Holdings had $166.7 million of available cash and cash equivalents.

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

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the year ended December 31, 2008, interest paid on the 2007 Notes held by affiliates amounted to $8.4 million. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

On February 26, 2008, we exchanged $216.0 million aggregate principal amount of the $300.0 million aggregate principal amount privately placed 2007 Notes for substantially identical 2007 Notes registered under the Securities Act of 1933, as amended.

Covenant compliance

Our FCCR as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures and a denominator consisting of interest expense and certain distributions, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of December 31, 2008, our FCCR was 2.91. As of December 31, 2008, we had $70.7 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

As of December 31, 2008, we were in compliance with all of the debt covenants including those of the loan and security agreement governing the ABL facility and the indentures governing the Metals USA Notes and the 2007 Notes. Both the loan and security agreement governing the ABL facility and the indentures governing the Metals USA Notes and the 2007 Notes contain restrictions as to the payment of dividends. As of December 31, 2008, under the most restrictive of these covenants, the maximum amount of dividends that could be paid was $62.1 million under the loan and security agreement governing the ABL facility and $2.0 million under the indenture governing the Metals USA Notes. As of December 31, 2008, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $175.4 million of total stockholder’s equity.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2008.

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

Our future contractual obligations include the following:

		For the Fiscal Years Ended December 31,
	Total	2009	2010	2011	2012	2013	Beyond
				(in millions)
ABL facility(1)	$368.0	$—	$—	$368.0	$—	$—	$—
Purchase Orders	97.4	97.4	—	—	—	—	—
11 1/8 Senior Secured Notes Due 2015 (Metals USA Notes)	489.2	30.6	30.6	30.6	30.6	30.6	336.2
Senior Floating Rate Toggle Notes Due 2012 (2007 Notes)(2)	300.0	—	—	—	300.0	—	—
IRB(3)	5.7	—	—	—	—	—	5.7
Other obligations(4)	9.7	2.2	0.7	0.7	0.6	0.6	4.9
Operating lease obligations	64.9	15.1	13.1	11.7	7.3	4.9	12.8

Total	$1,334.9	$145.3	$44.4	$411.0	$338.5	$36.1	$359.6

(1)	The amounts stated do not include interest costs. The ABL facility bears interest based upon a margin over reference rates established within a specific pricing grid. The marginal rates will vary with our financial performance as measured by the fixed charge coverage ratio. The applicable base rate and the effective LIBOR rate were 3.25% and 1.425%, respectively, on the December 31, 2008.
(2)	The amounts stated do not include interest costs. The 2007 Notes bear cash interest at LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3 and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. The effective LIBOR rate was 1.425% at December 31, 2008.

(3)	The amounts stated do not include interest costs. The interest rate assessed on the IRB varies from month to month based on an index of mutual bonds, which was 1.30% on December 31, 2008.
(4)	Consists of junior indebtedness of approximately $1.8 million and a multiemployer pension fund withdrawal liability of approximately $7.9 million. Excludes payments for unrecognized tax benefits. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with respective taxing authorities.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net periodic cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157, as it relates to financial assets and financial liabilities, was effective for the Company as of January 1, 2008. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. Rather, the provisions of SFAS 157 are to be applied prospectively. As such, there was no impact to the Company’s financial statements as of the January 1, 2008 adoption date, and for the year ended December 31, 2008, we have included the Statement’s expanded disclosures about the use of fair value to measure assets and liabilities within the Company’s financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility and the 2007 Notes, both of which are subject to variable interest rates. As of December 31, 2008, outstanding borrowings under the ABL facility were $368.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the year ended December 31, 2008, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $3.8 million for the period.

As of December 31, 2008, the outstanding principal amount of the 2007 Notes was $293.7 million. Based on this amount, a one percent increase or decrease in the base rate would have resulted in a change to pretax interest expense of $3.0 million for the year ended December 31, 2008. At January 2, 2009, the 2007 Notes were traded at approximately 28.0% of face value, based on quoted market prices.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. We recognized a pretax loss of $2.4 million in earnings (interest expense) during the year ended December 31, 2008, which was due to the change in fair value of the interest rate swap derivatives previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings during the year ended December 31, 2008, subsequent to qualification for hedge accounting treatment, were not material. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no component of these gains and losses was excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $6.6 million at December 31, 2008, with $1.7 million classified as other current liabilities and $4.8 million classified as other noncurrent liabilities in the consolidated balance sheet.

$275.0 million aggregate principal amount of Metals USA Notes were outstanding at December 31, 2008, with a fixed interest rate of 11 1 /8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At January 2, 2009, the Metals USA Notes were traded at approximately 59.0% of face value, based on quoted market prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Metals USA Holdings Corp.

We have audited the accompanying consolidated balance sheets of Metals USA Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 24, 2009

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash	$166.7	$13.6
Accounts receivable, net of allowance of $8.8 and $8.3, respectively	189.3	196.8
Inventories	422.6	409.8
Deferred income tax asset	23.6	19.7
Prepayments and other	6.5	7.5

Total current assets	808.7	647.4
Property and equipment, net	190.1	202.1
Assets held for sale	1.8	—
Intangible assets, net	13.6	23.3
Goodwill	49.9	60.2
Other assets	24.1	26.0

Total assets	$1,088.2	$959.0

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$47.2	$75.5
Accrued liabilities	60.9	63.3
Current portion of long-term debt	1.6	2.3

Total current liabilities	109.7	141.1
Long-term debt, less current portion	942.6	855.0
Deferred income tax liability	62.2	67.4
Other long-term liabilities	24.7	21.1

Total liabilities	1,139.2	1,084.6

Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.01 par value, 30,000,000 shares authorized, 14,077,500 issued and outstanding at December 31, 2008 and 2007, respectively	0.1	0.1
Additional paid-in capital	6.4	0.7
Retained deficit	(54.5)	(127.1)
Accumulated other comprehensive income (loss)	(3.0)	0.7

Total stockholders’ deficit	(51.0)	(125.6)

Total liabilities and stockholders’ deficit	$1,088.2	$959.0

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Years Ended December 31,
	2008	2007	2006
Net Sales	$2,156.2	$1,845.3	$1,802.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,612.9	1,418.8	1,371.8
Operating and delivery	186.1	178.4	175.5
Selling, general and administrative	126.8	112.3	115.1
Depreciation and amortization	21.3	22.1	21.4
(Gain) loss on sale of property and equipment	(2.4)	0.1	0.1
Impairment of assets	5.1	0.2	—

Operating income	206.4	113.4	119.0
Other (income) expense:
Interest expense	87.9	87.0	54.6
Loss on extinguishment of debt	—	8.4	—
Other (income) expense, net	(0.2)	(0.7)	(0.7)

Income before income taxes	118.7	18.7	65.1
Provision for income taxes	46.1	4.8	25.8

Net income	$72.6	$13.9	$39.3

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2008	2007	2006
Common Stock ($.01 Par)
Balance at beginning and end of period	$0.1	$0.1	$0.1

Additional Capital
Balance at beginning of period	$0.7	$118.1	$134.4
Stock-based compensation	0.4	4.1	1.2
Deferred compensation	—	(0.9)	—
Dividends paid	—	(120.6)	(17.7)
Other	5.3	—	0.2

Balance at end of period	$6.4	$0.7	$118.1

Deferred Compensation
Balance at beginning of period	$—	$—	$(0.1)
Stock option exercises, grants and other adjustments	—	—	0.1

Balance at end of period	$—	$—	$—

Retained Earnings (Deficit)
Balance at beginning of period	$(127.1)	$30.0	$(2.0)
Net income	72.6	13.9	39.3
Dividends paid	—	(167.9)	(7.3)
Cumulative effect of adoption of new accounting principle	—	(3.1)	—

Balance at end of period	$(54.5)	$(127.1)	$30.0

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(1.1)	$1.3	$(0.6)
Deferred hedging gains (losses)	(2.4)	—	—
Deferred securities valuation gains (losses)	(0.2)	—	—

Other comprehensive income (loss), net of deferred income taxes	(3.7)	1.3	(0.6)
Accumulated other comprehensive income (loss) at beginning of period	0.7	(0.6)	—

Accumulated other comprehensive income (loss) at end of period	$(3.0)	$0.7	$(0.6)

Comprehensive Income
Net income	$72.6	$13.9	$39.3
Other comprehensive income (loss)	(3.7)	1.3	(0.6)

Total comprehensive income	$68.9	$15.2	$38.7

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$72.6	$13.9	$39.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on sale of property and equipment	(2.4)	0.1	0.1
Impairment of assets	5.1	0.2	—
Provision for bad debts	3.1	1.7	4.1
Depreciation and amortization	23.6	23.7	22.6
Loss on extinguishment of debt	—	8.4	—
Amortization of bond discounts and debt issuance costs	6.0	5.0	2.5
Deferred income taxes	(3.1)	(3.7)	(6.6)
Stock-based compensation	1.1	4.8	1.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4.4	17.9	(35.0)
Inventories	(12.8)	41.7	(91.2)
Prepayments and other	0.4	0.3	9.3
Accounts payable and accrued liabilities	(27.9)	2.1	11.6
Other	8.3	3.1	(3.6)

Net cash provided by (used in) operations	78.4	119.2	(45.7)

Cash flows from investing activities:
Sale of assets	9.5	1.2	1.6
Purchases of assets	(12.2)	(21.5)	(16.9)
Port City Metal Services contingent earn-out payment	(5.0)	—	—
Acquisition costs, net of cash acquired	—	(38.2)	(45.7)

Net cash used in investing activities	(7.7)	(58.5)	(61.0)

Cash flows from financing activities:
Borrowings on ABL facility	1,056.0	574.5	441.6
Repayments on ABL facility	(968.5)	(623.0)	(304.0)
Issuances of long-term debt	—	291.0	144.8
Repayments of long-term debt	(2.4)	(150.7)	(0.5)
Deferred financing costs	(2.7)	(6.2)	(5.9)
Issuance of common stock	—	—	0.2
Dividends paid	—	(288.5)	(25.0)

Net cash (used in) provided by financing activities	82.4	(202.9)	251.2

Net increase (decrease) in cash and cash equivalents	153.1	(142.2)	144.5
Cash and cash equivalents, beginning of period	13.6	155.8	11.3

Cash and cash equivalents, end of period	$166.7	$13.6	$155.8

Supplemental Cash Flow Information:
Cash paid for interest	$78.2	$54.5	$49.8

Cash paid for income taxes	$32.2	$21.9	$23.2

Investments in property, plant and equipment not paid	$0.9	$0.5	$0.8

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

1. Organization and Significant Accounting Policies

Description of the Business

On May 18, 2005, Metals USA Holdings Corp. (formerly named Flag Holdings Corporation), a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Metals USA Holdings and its wholly owned subsidiaries, Flag Intermediate and Metals USA, are referred to collectively herein as the “Company.” Metals USA prior to the Merger is referred to herein as the “Predecessor Company.”

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2008, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Metals USA Holdings, Flag Intermediate, and Metals USA and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Allowance for Doubtful Accounts—The determination of collectability of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

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

Valuation and qualifying accounts—We provide reserves for accounts receivable and inventory. The reserves for these accounts for the years ended December 31, 2008, 2007 and 2006 are summarized below:

	Balance at Beginning of Period	Amount Charged to Expense	Utilization of Reserve	Balance at End of Period
Year Ended December 31, 2008:
Allowance for doubtful accounts	$8.3	$3.1	$(2.6)	$8.8
Inventory valuation allowance	6.0	2.2	(0.8)	$7.4

Year Ended December 31, 2007:
Allowance for doubtful accounts	$8.4	$1.7	$(1.8)	$8.3
Inventory valuation allowance	5.9	1.0	(0.9)	$6.0

Year Ended December 31, 2006:
Allowance for doubtful accounts	$7.8	$4.1	$(3.5)	$8.4
Inventory valuation allowance	6.9	1.3	(2.3)	$5.9

Financial Derivatives—We use financial derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”), which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a statement of operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at December 31, 2008, all have remaining terms of approximately three years or less and the associated underlying transactions are expected to occur within that time frame.

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

See Note 6 for additional information on underlying hedge categories, notional and fair values of derivatives, types and classifications of derivatives used, and gains and losses from hedging activity.

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

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s interest rate swap derivatives are valued using market data which is derived by combining certain inputs with quantitative models and processes to generate interest rate forward curves and discount factors (see Note 6).

Level 3—Unobservable inputs that are supported by little or no market activity, but which are significant to the fair value of the assets or liabilities as determined by market participants.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Short-term investments	$0.1	$0.1	$—	$—
Interest rate swaps	(6.6)	—	(6.6)	—

Total	(6.5)	0.1	(6.6)	—

Unrealized gains or losses on short-term investments and derivatives are recorded in accumulated other comprehensive income (loss) at each measurement date.

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The amount outstanding under the Company’s Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) approximated its fair value as of December 31, 2007. The estimated fair value of the Company’s debt at December 31, 2008 excludes an amount for the ABL facility due to the global tightening of credit conditions, which would make a hypothetical bank refinancing unlikely as of December 31, 2008. Our Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”) and our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. The estimated fair value of current and long-term debt at December 31, 2008 and 2007 was $252.1 and $809.2, respectively.

Foreign Currency Translation—The functional currency for our Canadian subsidiary, Allmet (see Note 2, Acquisitions), is the Canadian dollar. We translate the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. The resulting translation adjustments are recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Delivery expense totaled $50.8, $46.8, and $48.1 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net periodic cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157, as it relates to financial assets and financial liabilities, was effective for the Company as of January 1, 2008. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. Rather, the provisions of SFAS 157 are to be applied prospectively. As such, there was no impact to the Company’s financial statements as of the January 1, 2008 adoption date, and for the year ended December 31, 2008, we have included the Statement’s expanded disclosures about the use of fair value to measure assets and liabilities within the Company’s financial statements.

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

Lynch Metals is a value-added, metal service center that focuses on specialty aluminum, with locations in New Jersey and California. Lynch Metals uses enhanced technologies in slitting, shearing, and cut-to-length to service the just-in-time requirements of its customers, who are predominately manufacturers of air/heat transfer products specifically focused on aerospace, automotive and industrial applications. This acquisition is an important strategic addition to our Flat Rolled and Non-Ferrous Group because it supports our increased presence in the strategic Northeast and Southern California regions. Lynch Metals’ product line and processing capabilities are highly complementary to our Flat Rolled and Non-Ferrous segment, and we expect to expand sales of Lynch Metals’ non-ferrous products into our existing geographic base, as well as expand sales of non-ferrous and stainless products into Lynch Metals’ geographic base.

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

On May 17, 2006, we purchased all of the assets and business operations of Port City Metal Services (“Port City”), located in Tulsa, Oklahoma, for approximately $41.3, which includes a $5.0 contingent payout provision that was made in 2008, subject to certain performance criteria.

On May 12, 2006, we purchased all of the assets and operations of Allmet (effective June 30, 2007, we changed the trade name from Dura-Loc Roofing Systems Limited to Allmet to better facilitate our marketing objectives) (“Allmet”) for approximately $10.4 Canadian dollars (approximately U.S. $9.4). Allmet has one

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

manufacturing facility located near Toronto, Ontario, Canada. The results of operations of the 2006 Acquisitions are included in the Company’s consolidated results of operations beginning May 1, 2006 (Port City) and May 13, 2006 (Allmet).

Pro Forma Results

The following unaudited pro forma information presents the Company’s consolidated results of operations for the years ended December 31, 2007 and 2006 as if the Lynch Metals acquisition and the 2006 Acquisitions had occurred on January 1, 2006:

	Years Ended December 31,
	2007	2006
Revenues	$1,860.9	$1,857.4
Net income	14.4	73.9

3. Inventories

Inventories consist of the following:

	December 31,
	2008	2007
Raw materials—
Plates and Shapes	$254.8	$222.9
Flat Rolled and Non-Ferrous	111.7	117.0
Building Products	10.9	13.6

Total raw materials	377.4	353.5

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	29.2	35.8
Building Products	16.0	20.5

Total work-in-process and finished goods	45.2	56.3

Total inventories	$422.6	$409.8

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

4. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	December 31,
		2008	2007
Land	—	$10.5	$11.5
Buildings and improvements	3-40 years	71.1	71.4
Machinery and equipment	2-25 years	142.3	136.8
Automobiles and trucks	3-10 years	3.3	3.0
Construction in progress	—	1.7	4.4

Total property and equipment		228.9	227.1
Less: Accumulated depreciation		(38.8)	(25.0)

Total property and equipment, net		$190.1	$202.1

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $12.8, $11.7 and $11.2, respectively.

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

The carrying amounts of the Company’s intangible assets are as follows:

	December 31,
	2008	2007
Customer lists	$40.7	$41.6
Effect of foreign currency	0.1	0.5
Less: Accumulated amortization	(30.4)	(22.2)

	$10.4	$19.9

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.3)	(0.1)

	$3.0	$3.2

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.5)	(0.4)

	$0.1	$0.2

Aggregate amortization expense for the years ended December 31, 2008, 2007 and 2006 was $8.5, $10.4 and $11.3, respectively. In addition, we recognized a $0.9 impairment charge in the fourth quarter of 2008 in connection with the write-off of customer list intangible assets associated with the Patio Division of our building products business, which reduced the cost basis of such assets as of December 31, 2008.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the five succeeding years:

For the Year Ending	Estimated Amortization Expense
2009	$4.8
2010	$3.4
2011	$1.6
2012	$0.5

6. Derivatives

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

Below are the notional transaction amounts and fair value for the Company’s outstanding derivatives at December 31, 2008. Because we hedge only with derivatives that have high correlation with the underlying transaction cost, changes in derivatives fair value and the underlying cost are expected to largely offset.

	December 31, 2008
	Notional Amount	Fair Value
Interest rate swaps	$250.0	$(6.6)

We recognized a pretax loss of $2.4 in earnings (interest expense) during the year ended December 31, 2008, which was due to the change in fair value of the interest rate swap derivatives previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings during the year ended December 31, 2008, subsequent to qualification for hedge accounting treatment, were not material. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no component of these gains and losses was excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $6.6 at December 31, 2008, with $1.7 classified as other current liabilities and $4.8 classified as other noncurrent liabilities in the consolidated balance sheet.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

7. Other Assets

Other assets consist of the following:

	December 31,
	2008	2007
Deferred financing costs	$8.0	$7.9
Deferred debt offering costs	9.6	11.3
Deferred management fees	4.9	6.1
Other	1.6	0.7

Total other assets	$24.1	$26.0

Debt issuance costs incurred for the years ended December 31, 2008, 2007 and 2006 were $2.7, $6.2, and $5.9, respectively. Amortization of debt issuance costs for the years ended December 31, 2008, 2007 and 2006 was $4.2, $7.4, and $2.5, respectively. Amortization for the year ended December 31, 2007 includes $3.8 of accelerated amortization of the remaining debt issuance costs incurred in connection with the issuance of Metals USA Holdings’ $150.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2006 Notes”), which were redeemed in August 2007.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007
Accrued salaries and employee benefits	$19.3	$15.2
Accrued taxes, other than income	3.1	4.4
Accrued interest	14.6	13.8
Accrued insurance	5.2	5.1
Accrued audit and tax fees	0.8	0.6
Accrued warranty liability	0.5	0.5
Accrued lease terminations	0.2	0.5
Accrued management fees	5.4	6.6
Accrued Merger consideration—Predecessor common shares outstanding	6.0	8.1
Current portion of interest rate swap liability	1.7	—
Other	4.1	8.5

Total accrued liabilities	$60.9	$63.3

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

9. Debt

Debt consists of the following:

	December 31,
	2008	2007
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$368.0	$280.5
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	275.0	275.0
Senior Floating Rate Toggle Notes due 2012 (2007 Notes)	293.7	291.9
Industrial Revenue Bond	5.7	5.7
Other	1.8	4.2

Total debt	944.2	857.3
Less—current portion of debt	1.6	2.3

Total long-term portion of debt	$942.6	$855.0

The weighted average interest rate under the ABL facility for the years ended December 31, 2008 and 2007 was 4.31% and 7.06%, respectively.

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

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. During September 2008, we borrowed approximately $160.0 on the ABL facility in response to concerns about credit markets. As of December 31, 2008, we had eligible collateral of $453.7, $368.0 in outstanding advances, $15.1 in open letters of credit and $70.7 of additional borrowing capacity. As of December 31, 2008, we had $166.7 of available cash and cash equivalents.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The ABL facility bears interest with respect to loans utilizing the Tranche A Commitments at the bank’s base rate plus an applicable margin ranging between -0.25% and -0.50%, or LIBOR, at our option, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the amended loan and security agreement governing the ABL facility. The ABL facility bears interest with respect to the Tranche A-1 Commitments at the bank’s base rate plus an applicable margin of 0.75%, or LIBOR, at our option, plus an applicable margin of 2.75% under the June 2007 amendment. The marginal rates related to the Tranche A Commitments will vary with our financial performance as measured by the fixed charge coverage ratio (the “FCCR”). The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the three immediately preceding months.

For purposes of determining covenant compliance, the FCCR is calculated based on the most recent period of four consecutive fiscal quarters. As long as our borrowing availability is greater than or equal to $45.0, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of December 31, 2008, our FCCR was 2.91.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 1.425%, respectively, as of December 31, 2008.

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes and the 2007 Notes that would provide the holders of the Metals USA Notes and the 2007 Notes with the right to demand immediate repayment. We are in compliance with all covenants as of December 31, 2008.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 6).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $8.0 as of December 31, 2008, are included in other non-current assets.

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

Metals USA Holdings must make an election regarding whether interest payments on the 2007 Notes will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1. PIK Interest notes, resulting from the conversion of interest into PIK notes, when paid will be treated as an operating activity in the Consolidated Statements of Cash Flows in accordance with SFAS 95.

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

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $2.0 under the indenture governing the Metals USA Notes and $62.1 under the loan and security agreement governing the ABL facility as of December 31, 2008. As of December 31, 2008, Metals USA Holdings had $166.7 of available cash and cash equivalents.

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

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the year ended December 31, 2008, interest paid on the 2007 Notes held by affiliates amounted to $8.4. From time to time, depending upon market, pricing and

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

On February 26, 2008, we exchanged $216.0 aggregate principal amount of the $300.0 aggregate principal amount privately placed 2007 Notes for substantially identical 2007 Notes registered under the Securities Act of 1933, as amended.

Costs related to the issuance of the 2007 Notes were capitalized and are being charged to interest expense over the life of the 2007 Notes. Unamortized issuance costs of $3.5 as of December 31, 2008, are included in other non-current assets.

11 1/8% Senior Secured Notes Due 2015

On November 30, 2005, Flag Acquisition sold $275.0 aggregate principal amount of the Metals USA Notes. The Metals USA Notes bear interest at a rate per annum equal to 11 1/8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010 at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Metals USA Notes with the net proceeds of certain equity offerings. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings was $2.0 as of December 31, 2008. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of December 31, 2008.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $6.1 as of December 31, 2008, are included in other non-current assets.

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 1.30% at December 31, 2008. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of December 31, 2008.

Maturities

Scheduled maturities of long-term debt outstanding at December 31, 2008, are as follows:

	Years Ended December 31,
	2009	2010	2011	2012	2013	Beyond
			(in millions)
ABL facility	$—	$—	$368.0	$—	$—	$—
11 1/8 Senior Secured Notes Due 2015 (Metals USA Notes)	—	—	—	—	—	275.0
Senior Floating Rate Toggle Notes Due 2012 (2007 Notes)	—	—	—	300.0	—	—
IRB	—	—	—	—	—	5.7
Other obligations	1.6	0.1	0.1	—	—	—

Total	$1.6	$0.1	$368.1	$300.0	$—	$280.7

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006
Current provision:
Federal	$38.5	$9.5	$27.6
State	10.2	(0.6)	4.9
Foreign	0.5	(0.4)	(0.1)

	$49.2	$8.5	$32.4

Deferred provision (benefit):
Federal	(2.4)	(3.2)	(6.1)
State	(0.7)	(0.5)	(0.5)

	(3.1)	(3.7)	(6.6)

Total provision (benefit)	$46.1	$4.8	$25.8

The components of earnings (loss) from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2008	2007	2006
United States	$119.9	$18.8	$65.3
Foreign	(1.2)	(0.1)	(0.2)

Earnings (loss) from continuing operations before income taxes	$118.7	$18.7	$65.1

The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Years Ended December 31,
	2008	2007	2006
Federal income tax at statutory rates	$41.5	$6.5	$22.7
State taxes, net of federal income tax benefit	4.6	0.7	3.1
Nondeductible expenses and other:
Valuation allowance	—	0.9	—
Revision of prior years’ tax estimates	(1.4)	(2.6)	—
Other	1.4	(0.7)	—

Total provision (benefit)	$46.1	$4.8	$25.8

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Accounts receivable and inventories	$14.0	$10.6
Accrued liabilities	8.6	8.6
Tax attributes and carry forwards	17.1	21.4
Property and equipment	7.0	7.4
Other	3.3	2.3

Total deferred tax assets	50.0	50.3

Deferred tax liabilities:
Foreign DISC	(0.6)	(0.8)
Property and equipment	(83.4)	(69.9)
Intangible assets	2.5	(1.5)
Other comprehensive income	2.8	(0.4)
Other	(1.3)	(2.1)

Total deferred tax liabilities	(80.0)	(74.7)

Valuation allowance	(8.6)	(23.3)

Deferred tax assets (liabilities), net	$(38.6)	$(47.7)

As of December 31, 2008, we had recorded both federal and state current net deferred tax assets of $23.6, and we had recorded both federal and state non-current deferred tax liabilities of $62.2. As of December 31, 2007, we had recorded both federal and state current net deferred tax assets of $19.7, and we had recorded both federal and state non-current deferred tax liabilities of $67.4.

As of December 31, 2008 and 2007, we had net operating loss (“NOL”) carry forwards for U.S. federal income taxes of approximately $20.6 and $29.4, respectively, which begin to expire in 2023. Such NOLs and other tax attributes are subject to the Internal Revenue Code Section 382 related to changes in ownership from our 2002 bankruptcy reorganization and the Merger. The lowest applicable annual limitation is approximately $5.7. The NOL carry forwards are based on returns as currently filed. Our tax returns are subject to periodic audit by the various taxing jurisdictions in which we operate. These audits can result in adjustments to taxes due or adjustments to the NOLs which are available to offset future taxable income.

Effective December 1, 2005, and in conjunction with the Merger, deferred tax liabilities of $61.2 were recorded as a result of purchase price adjustments to property and equipment, as well as intangible assets and inventories. Deferred tax assets of $1.2 were recorded as a result of purchase price adjustments to accrued and other long- term liabilities. As of November 30, 2005, the Predecessor Company had tax assets related to pre-bankruptcy goodwill of $16.5. The tax benefits of goodwill amortization will be available to the Company. Under purchase accounting, we have not recorded a deferred tax asset for the future benefit of tax amortization; however, we will apply the tax benefits first as a reduction to goodwill related to the Merger (to zero), then as a reduction of non-current intangible assets related to the Merger as the benefits are realized. In the periods December 31, 2008 and 2007, goodwill was reduced by $1.8 and $1.8, respectively, in connection with the recognition of such tax benefits.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

SFAS No. 109 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is adjusted in the periods that we determine the more likely than not standard will or will not be met. A valuation allowance of $8.6 and $23.3 was recorded at December 31, 2008 and at December 31, 2007, respectively. The $14.7 net decrease in the valuation allowance was primarily due to the reduction of valuation allowances related to federal and state NOLs by $13.1 and $2.2, respectively, which we expect to utilize before the carry forward statutes expire, partially offset by additional valuation allowances of $0.6 recognized as a result of an increase in Canadian NOLs that we do not expect to utilize.

FIN 48

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized a decrease of $3.1 to the January 1, 2007 balance of retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $10.8. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $3.2 at the date of adoption. As of December 31, 2008 and December 31, 2007, our unrecognized tax benefits totaled $7.1 and $6.4 respectively, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

A reconciliation of the opening and ending balances of the consolidated liability for unrecognized income tax benefits for the year ended December 31, 2008 is as follows:

	Years Ended December 31,
	2008	2007
Balance at beginning of period	$7.4	$12.5
Gross increases due to tax positions in prior periods	1.7	0.2
Gross decreases due to tax positions in prior periods	(0.7)	(2.5)
Gross increases due to tax positions in current period	1.2	0.8
Settlements	—	(0.4)
Decreases due to lapses of statutes of limitations	(1.1)	(3.2)

Balance at end of period	$8.5	$7.4

At December 31, 2008, unrecognized tax benefits affected the Company’s effective income tax rate and goodwill (of the Predecessor Company) by $2.3 and ($1.6), respectively. At December 31, 2007, unrecognized tax benefits affected the Company’s effective income tax rate and goodwill (of the Predecessor Company) by ($0.1) and ($4.3), respectively. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes as of December 31, 2008, December 31, 2007 and the date of adoption (January 1, 2007) includes interest and penalties of $1.4, $1.0 and $1.7, respectively. Goodwill (of the Predecessor Company) for the periods ended December 31, 2008 and December 31, 2007 included a decrease in interest and penalties associated with uncertain tax positions of $0.6 and $0.7, respectively.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Unrecognized benefits were decreased by $1.1 due to the expiration of the statute of limitation for a filing position.

11. Stockholders’ Equity

Common Stock—In accordance with its Certificate of Incorporation dated May 9, 2005 and as amended on November 28, 2005, Metals USA Holdings was authorized to issue 30,000,000 shares of capital stock, all of which were shares of common stock, $.01 par value. At December 31, 2008, 14,077,500 shares were issued and outstanding.

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

In connection with the January 2007 Dividend, the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time (see Note 12 for a discussion of the adjustments to the stock options). The combination of the reduction of the per share exercise price of the stock options and the cash payment to vested stock option holders was, on a per share basis, approximately equal to the per share amount of the dividend.

July 2007 Dividend—On July 10, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2007 Notes, as well as approximately $8.3 of additional borrowings under the ABL facility, to redeem the 2006 Notes (for approximately $150.0 plus accrued and unpaid interest of approximately $5.4, to pay a cash dividend of approximately $130.3 (approximately $9.25 per share) to its stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 to its stock option holders (the cash payment and the cash dividend are referred to collectively as the “July 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

12. Stock Based Compensation

Metals USA Holdings’ Amended and Restated 2005 Stock and Incentive Plan (the “Plan”) permits the issuance of options and restricted stock awards on Metals USA Holding’s stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, we are required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statements of operations. A total of $0.4 and $4.1 was recorded as stock-based employee compensation during the years ended December 31, 2008 and 2007, respectively.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

On January 3, 2007, the Board of Directors of Metals USA Holdings adopted the Metals USA Holdings Corp. 2006 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was adopted in connection with the January 2007 Dividend, and credits to individual accounts established for stock option holders an amount equal to $6.56 per share on certain unvested options, for a total of approximately $2.3. Payment of this liability was subject to continued employment for two years following the adoption date. The entire amount was paid in one lump sum on January 5, 2009, upon completion of such period. This modification of the Company’s stock-based compensation resulted in incremental expense of $1.4 related to the Deferred Compensation Plan, which was recognized over a two-year vesting period beginning on the date of adoption of the Deferred Compensation Plan. A total of $0.7 and $0.7 was recorded as compensation expense during the years ended December 31, 2008 and 2007, respectively.

Description of Share Option Plan

The Plan has reserved for issuance up to 1.4 million shares of Metals USA Holdings’ common stock. Metals USA Holdings believes that the granting of such awards promotes an increasing personal interest in furthering the growth and success of Metals USA Holdings, and to provide a means of rewarding outstanding performance by such persons to the Company and/or its subsidiaries. The Plan has two tranches of options, Tranche A and Tranche B. Tranche A options vest on a pro rata basis over five years, have a term of ten years, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’ stock at the date of grant. The fair value of the stock is a calculated value based on the date of each of the respective grants using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

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

No Tranche A options were granted during the years ended December 31, 2008 and 2007. The weighted-average grant date fair value of Tranche A options granted during the year ended December 31, 2006 was $5.87 based on the following assumptions:

Year Ended December 31, 2006
Expected dividend yield	0.0%
Expected stock price volatility	54.9%
Risk free interest rate	4.3-4.6%
Expected life of options (in years)	6.5

The following is a summary of stock option activity for Tranche A options for the year ended December 31, 2008:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2007	$6.58	$4.00		595,630
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	5.82	4.00		(40,000)

Balance, December 31, 2008	$6.63	$4.00	7.0	555,630

Vested and Exercisable as of:
December 31, 2008		$4.00	7.0	377,301

A summary of Tranche A nonvested stock options for the year ended December 31, 2008 is presented below:

	Weighted Average Grant- Date Fair Value	Number of Options
Nonvested at December 31, 2007	$6.58	265,455
Granted	—	—
Vested	6.58	(87,126)
Exercised	—	—
Canceled or expired	—	—

Nonvested at December 31, 2008	$6.80	178,329

As of December 31, 2008, there was $0.8 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 1.9 years.

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

No Tranche B options were granted during the years ended December 31, 2008 and 2007. The weighted-average grant date fair value of Tranche B options granted during the year ended December 31, 2006 was $6.80 based on the following assumptions:

Year Ended December 31, 2006
Expected dividend yield	0.0%
Expected stock price volatility	54.3%
Risk free interest rate	5%
Expected life of options (in years)	8.0

The following is a summary of stock option activity for Tranche B options for the year ended December 31, 2008:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2007	$6.92	$4.00		395,631
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, December 31, 2008	$6.92	$4.00	6.9	395,631

Vested and Exercisable as of:
December 31, 2008		$4.00	6.9	395,631

All Tranche B stock options outstanding as of December 31, 2008 are fully vested and exercisable.

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. For the year ended December 31, 2008, there were no shares of nonvested restricted stock outstanding.

13. Segment and Related Information

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

•

Building Products consists of manufacturing plant locations and sales centers that produce and distribute aluminum and steel building products consisting of covered canopies and walkways, awnings, sunrooms, solariums and other products primarily for the commercial and residential building products industries.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following tables summarize financial information regarding segments:

	Plates and Shapes	Flat Rolled and Non- Ferrous	Building Products	Corporate and Other	Total
Year Ended December 31, 2008:
Net sales	$1,161.2	$882.9	$126.0	$(13.9)	$2,156.2
Operating income (loss)	170.7	78.2	(9.1)	(33.4)	206.4
Capital expenditures	8.6	2.2	0.7	0.7	12.2
Depreciation and amortization(1)	9.2	7.1	2.9	4.4	23.6
Year Ended December 31, 2007:
Net sales	$889.7	$817.7	$152.4	$(14.5)	$1,845.3
Operating income (loss)	92.8	50.1	(0.3)	(29.2)	113.4
Capital expenditures	16.6	2.9	1.6	0.4	21.5
Depreciation and amortization(1)	8.9	5.5	2.3	7.0	23.7
Year Ended December 31, 2006:
Net sales	$856.6	$776.0	$189.8	$(19.5)	$1,802.9
Operating income (loss)	95.9	44.3	9.7	(30.9)	119.0
Capital expenditures	11.1	2.8	2.7	0.3	16.9
Depreciation and amortization(1)	7.1	3.8	1.7	10.0	22.6

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	December 31,
	2008	2007
Total Assets:
Plates and Shapes	$483.3	$449.1
Flat Rolled and Non-Ferrous	309.2	330.3
Building Products	62.0	80.7
Corporate and Other	233.7	98.9

Consolidated	$1,088.2	$959.0

Goodwill:
Plates and Shapes	$15.5	$16.4
Flat Rolled and Non-Ferrous	20.5	20.9
Building Products	1.8	2.4
Corporate and Other	12.1	20.5

Consolidated	$49.9	$60.2

The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. The reconciliation of operating income (loss) to income (loss) before taxes and discontinued operations is shown within the Consolidated Statements of Operations and therefore is not separately presented.

Changes in goodwill for the year ended December 31, 2008 were attributable to the following:

•	We recognized a $4.2 charge in the fourth quarter of 2008 related to the impairment of goodwill associated with our building products business, which was recorded at the Corporate Segment.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Goodwill and customer list intangible assets resulting from the Merger are assigned to reporting units solely for testing for impairment. Consequently, any impairment charges associated with these assets is recorded at the Corporate Segment.

•

Goodwill recorded at the Corporate Segment was also reduced approximately $2.6 primarily due to the recognition of tax benefits in excess of tax liabilities attributable to the Merger and post bankruptcy tax attribute elections. Other reductions in corporate goodwill of approximately $1.6 were primarily attributable to changes in FIN 48 measurement and recognition criteria.

•	Goodwill recorded at the Plates and Shapes Segment was reduced approximately $0.9 due to the recognition of tax benefits attributable to the Port City acquisition.

•	Goodwill recorded at the Flat Rolled and Non-Ferrous Group was reduced approximately $0.4 in connection with purchase price adjustments attributable to the Lynch Metals acquisition.

•	Goodwill recorded at the Building Products Group was reduced by $0.6 due to the effect of foreign currency.

We recorded write-downs of $5.8 and $1.0 in our Plates and Shapes Group and Flat Rolled and Non-Ferrous Groups, respectively, for inventory lower of cost or market adjustments during the fourth quarter of 2008.

We have implemented certain initiatives within our Building Products segment in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of sales center layouts, and manufacturing consolidation. During 2008, we closed five sales centers (Memphis, Tennessee, Overland, Missouri, Holly Hill, Florida, Harrisburg, Pennsylvania and Corona, California), in addition to our Houston, Texas manufacturing facility. In July 2008, we sold our Houston, Texas manufacturing facility for $4.9 in cash. We recognized a gain of $0.7 in the third quarter of 2008 related to this sale. Total facility closure costs charged to operating expense during the year ended December 31, 2008, net of the gain on the sale of the Houston plant, amounted to $4.0. In addition, we recognized a $0.9 impairment charge in the fourth quarter of 2008 in connection with the write-off of customer list intangible assets associated with the Patio Division of our building products business, which were recorded as a result of the Merger. We continue to evaluate various alternative strategies for our building products business.

Assets classified as held for sale as of December 31, 2008 are associated with two facilities within our metals service center business that were closed during the first quarter of 2007. We continue to serve the marketing areas of the closed facilities with our existing sales force by expanding the responsible territories of other facilities, and through the use of common carrier for product delivery.

Our areas of operations are solely in the U.S. and Canada. No geographic area is significant to the consolidated operations. Export sales were $30.9, $20.9 and $10.1 for the years ended December 31, 2008, 2007 and 2006, respectively.

We have a broad customer base within the U.S. with no single customer being significant to consolidated operations. For the years ended December 31, 2008, 2007, and 2006, sales to any one customer did not exceed 10% of consolidated revenues.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

14. Employee Benefit Plans

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

The Company’s matching contributions for both plans for the years ended December 31, 2008, 2007 and 2006 were $1.9, $1.9 and $1.7, respectively.

15. Commitments and Contingencies

Operating Lease Agreements

We lease certain office space, warehouse space and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2008 are as follows:

Years Ended December 31,	Minimum Rental Commitments
2009	$15.1
2010	13.1
2011	11.7
2012	7.3
2013	4.9
Thereafter	12.8

Total minimum lease payments	$64.9

Rental expense for operating leases was $16.8, $17.8 and $15.7 for the years ended December 31, 2008, 2007 and 2006, respectively.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of December 31, 2008, our total withdrawal liability, including interest and amortization charges, amounted to approximately $7.9.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Letters of Credit

Letters of credit outstanding at December 31, 2008 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 9) and other letters of credit aggregating $9.3 (total letters of credit of $15.1 at December 31, 2008). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Dividends Relating to 2007 Notes

See Note 9 for a discussion of the extent to which Metals USA Holdings is dependent on Flag Intermediate’s cash flows to service its debt.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

16. Related Party Transactions

Upon completion of the Merger, Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 8) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 have been recorded as a non-current asset, and are being amortized on a straight-line basis over the term of the agreement. For the year ended December 31, 2008, amortization of deferred management fees was $1.6, with $1.2 and $0.4 recorded as administrative expense and interest expense, respectively. For the year ended December 31, 2007, amortization of deferred management fees was $1.6, with $1.2 and $0.4 recorded as administrative expense and interest expense, respectively. For the year ended December 31, 2006, amortization of deferred management fees was $1.2, with $0.7 and $0.5 recorded as administrative and interest expense, respectively.

The management agreement also provides that affiliates of Apollo will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions with a value of $25.0 or more, with such fee to be equal to 1% of the gross transaction value of any such transaction. In connection with the issuance of the 2006 Notes, Apollo was paid a fee of $1.5. In accordance with their rights under the management agreement, Apollo elected to waive a transaction fee of $3.0 payable in connection with the issuance of the 2007 Notes.

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

Our affiliates, which include Apollo, as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the year ended December 31, 2008, interest paid on the 2007 Notes held by affiliates amounted to $8.4. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

17. Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2008 and 2007 is as follows:

	2008 Quarter Ended				2007 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$456.4	$617.7	$593.1	$489.0	$432.2	$469.6	$480.9	$462.6
Operating income	7.4	84.4	83.4	31.2	19.3	29.2	39.4	25.5
Net income (loss)	(7.0)	36.0	39.8	3.8	1.8	(3.4)	11.7	3.8

We recorded a $6.8 write-down for inventory lower of cost or market adjustments during the fourth quarter of 2008 in our metal service center businesses. In addition, we recorded a $5.1 charge in the fourth quarter of 2008 related to the impairment of goodwill and customer list intangible assets associated with our building products business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed. There have been no changes in our internal controls during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls since the most recent evaluation of these controls as reported in our Form 10-Q for the period ended September 30, 2008, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Item 9B. Other Information.

None.

PART III

Item 10. Executive Officers and Directors; Corporate Governance

Our executive officers and directors as of the date of this Annual Report on Form 10-K are as follows. Each is a citizen of the U.S. unless otherwise indicated.

Name	Age	Position
Executive Officers:
C. Lourenço Gonçalves	50	President and Chief Executive Officer
Robert C. McPherson, III	45	Senior Vice President and Chief Financial Officer
John A. Hageman	54	Senior Vice President, Chief Legal Officer, Chief Administrative Officer and Secretary
Keith Koci	44	Senior Vice President—Business Development
Roger Krohn	55	President of the Flat Rolled and Non-Ferrous Group
David Martens	56	President of the Plates and Shapes Group—West
Joe Longo	61	President of the Plates and Shapes Group—East

Directors:
C. Lourenço Gonçalves	50	Director, Chairman of the Board of Directors
M. Ali Rashid	32	Director(1)
Eric L. Press	43	Director
Matthew R. Michelini	27	Director
John T. Baldwin	52	Director(1)

(1)	Member of the Audit Committee of Metals USA.

C. Lourenço Gonçalves, 50, has been President and Chief Executive Officer and one of Metals USA’s directors since February 2003 and President, Chief Executive Officer and Chairman of Metals USA Holdings since May 1, 2006. Mr. Gonçalves served as President and Chief Executive Officer of CSI from March 1998 to February 2003. From 1981 to 1998, he was employed by CSN, where he held positions as a managing director, general superintendent of Volta Redonda Works, hot rolling general manager, cold rolling and coated products general manager, hot strip mill superintendent, continuous casting superintendent and quality control manager. Mr. Gonçalves earned a masters of science degree in metallurgical engineering from the Federal University of Minas Gerais and a bachelor’s degree from the Military Institute of Engineering in Rio de Janeiro, Brazil.

Robert C. McPherson, III, 45, became Senior Vice President of Metals USA on March 31, 2003, Chief Financial Officer of Metals USA on December 1, 2005 and Senior Vice President and Chief Financial Officer of Metals USA Holdings on May 1, 2006. From August 2004 through November 2005, Mr. McPherson was President of the Building Products Group of Metals USA and from March 2003 to August 2004, Mr. McPherson was Senior Vice President, Business Development of Metals USA. Prior to joining us, Mr. McPherson was employed at CSI from 1989 until March 2003. Mr. McPherson served in a number of capacities at CSI, most recently having served as Treasurer and Controller from 1996 until 2003, Assistant Treasurer from 1992 until 1996, and as Cash Management Administrator from 1989 until 1992.

John A. Hageman, 54, became Senior Vice President, Chief Legal Officer, Chief Administrative Officer and Secretary of Metals USA in April 1997 and of Metals USA Holdings on May 1, 2006. From 1987 through 1997, Mr. Hageman was Senior Vice President of Legal Affairs, General Counsel and Secretary of Physician Corporation of America. From 1981 to 1987, Mr. Hageman was a partner with a law firm in Wichita, Kansas.

Keith Koci, 44, became Senior Vice President of Business Development of Metals USA on December 1, 2005 and of Metals USA Holdings on May 1, 2006. Mr. Koci joined us in August 1998 as a regional controller in the Flat Rolled and Non-Ferrous Group, subsequently served as Corporate Director of Budgeting from August

2003 through May 2004, and then served as Vice President and Corporate Controller from May 2004 through November 2005. Mr. Koci is a certified public accountant licensed in the State of Texas. Prior to joining us, Mr. Koci was CFO and Controller for Optimum Nutrition Inc. from 1996 until 1998.

Roger Krohn, 55, became President of the Flat Rolled and Non-Ferrous Group of Metals USA in November of 2003 and is responsible for the operations of our Flat Rolled and Non-Ferrous Group. Mr. Krohn served as President of Krohn Steel Service Center from 1982 until 1998. After we acquired Krohn Steel Service Center in 1998, Mr. Krohn remained as President and General Manager of Metals USA until becoming President of the Flat Rolled and Non-Ferrous Group in November 2003. After attending college, Mr. Krohn served seven years as a pilot in the U.S. Air Force, commissioned as an officer in 1975.

David A. Martens, 56, became President of the Plates and Shapes Group—West of Metals USA in 2005 and is responsible for the operations of our Plates and Shapes Western Region. From 1999 through 2005, Mr. Martens was Vice President of Metals USA’s Plates and Shapes South Central Region. Mr. Martens was employed at Singer Steel, Inc. from 1978 until it was acquired by Uni-Steel, Inc. in 1987. Mr. Martens served in a number of capacities at Uni-Steel, a company later purchased by Metals USA, including Executive Vice President from 1992 to 1997, and President from 1997 to 1999.

Joe Longo, 61, became President of the Plates and Shapes Group—East of Metals USA in July of 2005 and is responsible for 15 Plates and Shapes operations. Mr. Longo served as Vice President, Plates and Shapes Northeast of Metals USA since January 2001. Mr. Longo began his career with Bethlehem Steel in 1972 and entered the steel service center industry in 1983. Mr. Longo has held various management positions in his career, including Vice President East for Levinson Steel, a company later purchased by Metals USA. Mr. Longo is a graduate of the University of Maryland.

Eric L. Press, 43, became a director of Metals USA Holdings on May 9, 2005 and a director of Metals USA on November 30, 2005. Mr. Press is a partner of Apollo. Prior to joining Apollo in 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group (BCG), a management consulting firm focused on corporate strategy. Mr. Press has been engaged in all aspects of Apollo’s lodging, leisure and entertainment investment activities, as well as Apollo’s investments in basic industries and financial services. Mr. Press serves on the boards of directors of Prestige Cruise Holdings, Affinion Group, Harrah’s Entertainment, Inc., Innkeepers USA Trust, and Noranda Aluminum Holding Corporation. He also serves on the Board of Trustees of the Rodeph Sholom School in New York City. Mr. Press graduated magna cum laude from Harvard College with an AB in Economics, and from Yale Law School, where he was a Senior Editor of the Yale Law Review.

M. Ali Rashid, 32, became a director of Metals USA Holdings on May 9, 2005 and of Metals USA on November 30, 2005. Mr. Rashid is a partner of Apollo. He has been employed with Apollo since 2000. Prior to that time, Mr. Rashid was employed by the Goldman Sachs Group in the Financial Institutions Group of its Investment Banking Division. Mr. Rashid serves on the board of directors of Noranda Aluminum Holdings Corporation, Quality Distribution, Realogy Corporation and Countrywide plc. Mr. Rashid received an MBA from the Stanford Graduate School of Business and graduated Magna Cum Laude and Beta Gamma Sigma from Georgetown University with a BS in Business Administration.

Matthew R. Michelini, 27, became a director of Metals USA Holdings on November 21, 2008. Mr. Michelini is a principal at Apollo. He joined Apollo in 2006. Prior to joining Apollo, Mr. Michelini was a member of the Mergers & Acquisitions group at Lazard Frères & Co. Mr. Michelini also serves on the Board of Directors of Noranda Aluminum Holding Corporation. Mr. Michelini graduated from Princeton University with a BS in Mathematics and a Certificate in Finance.

John T. Baldwin, 52, became a director and Chairman of the Audit Committee of Metals USA Holdings on May 1, 2006 and a director of Metals USA on January 18, 2006. Mr. Baldwin served as Senior Vice President and Chief Financial Officer of Graphic Packaging Corporation from September 2003 to August 2005, and as Vice President and Chief Financial Officer of Worthington Industries, Inc. from December 1998 to September 2003. He joined Worthington, a steel processor, in 1997 as Treasurer. Prior to Worthington, Mr. Baldwin served in various financial capacities at Tenneco Inc. in Greenwich, Connecticut, London, England and Houston, Texas. Mr. Baldwin is a graduate of the University of Houston and the University of Texas School of Law. Mr. Baldwin served on the Board of The Genlyte Group Incorporated, a lighting manufacturer, from March 2003 through January 2008 at which time he resigned from such Board upon the company’s purchase by Koninklijke Philips Electronics N.V. in January, 2008, and was Chairman of the Audit Committee of The Genlyte Group Incorporated from April 2006 through January 2008.

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

Compensation Discussion and Analysis

Overview of compensation program. Prior to February 9, 2007, including the entire year of 2006, the board of directors of Metals USA Holdings (currently consisting of the directors of Metals USA and Flag Intermediate), excluding Mr. Gonçalves, made all compensation decisions, and as such had the responsibility of establishing and implementing, and monitoring compliance with, the Company’s compensation philosophy. On February 9, 2007, the board of directors of Metals USA Holdings established a compensation committee to ensure that the total compensation and benefits paid to or provided to executives is reasonable, fair, and competitive (hereafter, said board of directors, excluding Mr. Gonçalves, and the compensation committee (together with our board of directors where appropriate) are referred to as the “Compensation Committee”). We have also generally continued the compensation arrangements applicable to our executives that were entered into in connection with the Merger.

Compensation philosophy and objectives. The Compensation Committee believes an effective compensation program should be one that is designed to: attract and retain the best possible executive talent; tie annual and long-term cash and equity incentives to the achievement of measurable corporate, business unit and individual performance objectives; and align executives’ incentives with the creation of stockholder value. To achieve these objectives, the Compensation Committee implements, maintains and monitors compensation plans which tie a substantial portion of the executives’ overall compensation to the achievement of established objective goals, including profitability, workplace safety and the efficient use of capital.

Role of executive officers in compensation decisions. The Compensation Committee makes all compensation decisions for the Chief Executive Officer and all decisions relating to equity-based compensation awards. The Compensation Committee, together with recommendations and input from the Chief Executive Officer, makes non-equity compensation decisions with respect to the other executives.

On an annual basis, the Compensation Committee reviews the performance of the Chief Executive Officer as compared with the achievement of the Company’s objective goals with respect to profitability, workplace safety and the efficient use of capital. The Compensation Committee, together with the Chief Executive Officer, annually reviews the performance of each individual executive as compared with the achievement of Company or operating division goals, as the case may be, together with each executive’s individual goals. The Compensation Committee can then exercise its discretion in making any adjustments or awards to the executives recommended by the Chief Executive Officer. Since 2006, the objective goals for each of the executive officers have paralleled those of the Chief Executive Officer.

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

2008 Executive Compensation Components

For fiscal year ended December 31, 2008, the principal components of compensation for our executives are described below:

Base salary. We provide executives and other employees with base salary to compensate them for services rendered during the fiscal year. Base salaries are set to recognize the experience, skills, knowledge and responsibilities required of the executives in their respective roles. The executives’ current levels of base salary reflect their arms-length negotiations and agreements with the Company at the time of the Merger. Base salaries are reviewed annually and will be adjusted from time to time to realign salaries to take into account individual responsibilities, performance and experience, including the terms of any agreements we have in place with such executive officers.

Performance-based executive incentive compensation plan. An Executive Incentive Compensation Plan (the “EICP”) was established by the board of directors of Metals USA Holdings in early 2006. The EICP establishes objectives for the calculation of annual cash bonuses for each executive, subject to Compensation Committee oversight and modification. The EICP provides for annual incentive bonuses which are intended to compensate officers for achieving or exceeding company and/or operating group financial and operational goals and for achieving individual annual performance goals. Target bonuses are 110 percent of base salary for Mr. Gonçalves and 70 percent of base salary for each of Messrs. Hageman, McPherson, Krohn and Martens and each executive could be eligible to receive a bonus from zero to 1.8 times his target bonus. The EICP uses a sliding scale applied to objective performance targets with corresponding achievement levels. For Messrs. Krohn and Martens, these performance metrics are split between the Company’s achievement and that of the operating group which they lead.

The performance metrics and target performance levels that were established under the EICP in respect of fiscal 2008 for each executive were based on the achievement of certain EBITDA and safety targets. Target bonus as to 55% of each executive’s base salary (95%, in the case of Mr. Gonçalves) was dependent on the achievement of EBITDA targets. For Messrs. Gonçalves, McPherson and Hageman, those EBITDA targets were measured by Company performance, and for Messrs. Martens and Krohn those targets were measured in approximately equal parts by Company performance and by the performance of the Company’s Plates and Shapes Group and Flat Rolled and Non-Ferrous Group, respectively, which we refer to as the “Group EBITDA.”

Target bonus as to 15% of each executive’s base salary was dependent on the achievement of safety goals (as measured by the Company’s Total Recordable Incident Rate calculated in accordance with Occupational Safety and Health Administration guidelines, which we refer to as “TRIR”), which, for Messrs. Martens and Krohn included the safety records of their respective Groups. The TRIR for a given period of time is equal to the total man hours worked during such period divided by 200,000 divided by the total number of “OSHA Recordable Injuries” incurred. Under the terms of the EICP, for purposes of the portion of annual bonus payable in respect of the safety metric, TRIR of 3 would result in a bonus of 100% of the safety metric target. For purposes of the portion of the annual bonus payable under the EICP in respect of EBITDA targets, Company EBITDA of $153.0 million (and, in the case of Messrs. Martens and Krohn, Group EBITDA of $30.7 million and $61.4 million) would have resulted in payment of 100% of the bonus target dependent on that metric. No bonus in respect of the safety or EBITDA performance metric was payable if minimum performance levels were not achieved. The Company paid bonuses under the EICP in respect of fiscal 2008 to each of Messrs. Goncalves, McPherson, Hageman, Martens and Krohn, the amounts of which are disclosed below in column (g) of the Summary Compensation Table.

For the Company’s fiscal year 2009, target annual bonus amounts continue to be 110% of base salary for Mr. Gonçalves and 70% of base salary for Messrs. McPherson, Hageman, Martens and Krohn, The performance metrics under the EICP continue to be based as to 15% of base salary on achievement of TRIR safety targets and as to 55% of base salary (95%, in the case of Mr. Gonçalves) on the achievement of Company EBITDA targets (and, in the case of Messrs. Martens and Krohn, Group EBITDA targets). Bonus potentials range from a low of zero with no upper limit. The Company expects that the target EBITDA level in respect of fiscal 2009 will be substantially more difficult to achieve than those in place under the EICP for fiscal 2008.

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

In February 2009, a Supplemental Executive Incentive Compensation Plan (“Supplemental EICP”) was established for certain executive officers at the discretion of the Compensation Committee. The Supplemental EICP provides for a cash incentive bonus payable in February 2011, based upon the achievement of a cumulative EBITDA target for fiscal years 2009 and 2010. The maximum amount that can be earned collectively by all executive officers in the plan is $498,750 (consisting of a maximum of $150,000 for Mr. Goncalves, $75,000 for Mr. McPherson, $37,500 for Mr. Hageman, $56,250 for Mr. Krohn, $67,500 for Mr. Martens, and $112,500 for others). The maximum amounts were determined by the Compensation Committee on a discretionary basis. In order for any participant to achieve the maximum amount, cumulative EBITDA hurdles must be achieved for fiscal 2009 and 2010. If minimum cumulative EBITDA targets for fiscal years 2009 and 2010 are not achieved, there will be no cash payout.

Equity program; stock options and restricted stock. Under the 2005 Plan, the Compensation Committee may make various types of awards with respect to Metals USA Holdings’ common stock. Metals USA Holdings is a privately held company and its common stock, including any stock issued or obtained pursuant to the 2005 Plan, has transfer restrictions. The maximum amount of common stock that can be issued (or in respect of which awards can be issued) under the 2005 Plan is 1.4 million shares. Among other things, the Compensation Committee decides which of our executives, employees, directors or, with the consent of the Chief Executive Officer, consultants will receive awards under the 2005 Plan and the type of award made. In the case of stock options granted under the 2005 Plan, the Compensation Committee determines the strike price, vesting terms, and other applicable terms or conditions it may determine, in its sole discretion, provided such terms and conditions are allowed under the 2005 Plan. The 2005 Plan has two tranches of options: Tranche A and Tranche

B. Tranche A options vest on a pro rata basis over five years, have a term of ten years from date of grant, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier depending on the achievement of certain performance targets, have a term of ten years from date of grant, and expire if not exercised. All of the awards of stock options and restricted stock granted to management under the 2005 Plan were granted on the effective date of the Merger, except for one. A March 17, 2006 award of stock options and restricted stock was received by Mr. Gonçalves in connection with his exercise of certain of his options granted at the effective date of the Merger pursuant to the terms of such options. Awards granted to our board of directors were made in January 2006, at which time they were granted 40,000 non-qualified options to purchase shares of Metals USA Holdings’ common stock at fair market value which vest ratably over five years.

We do not have any program, plan or practice in place for selecting grant dates for awards under the 2005 Plan in coordination with the release of material non-public information. The exercise price for the option awards is the fair market value of the stock of Metals USA Holdings on the date of grant, subject to certain adjustments after the grant date to preserve the proportional interests of the awards in the event of a change in capitalization. The fair market value is determined using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings. The Compensation Committee is not prohibited from granting awards at times when they are in possession of material non-public information. However, no inside information was taken into account in determining the number of options previously awarded or the exercise price for those awards, and we did not “time” the release of any material non-public information to affect the value of those awards.

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

In connection with the May 2006 dividend and pursuant to the 2005 Plan’s provisions of rights preservation, the Compensation Committee modified the outstanding employee stock options by reducing the per share exercise price by $1.78 to $8.22 (to $8.89, in the case of Mr. Gonçalves’ March 17, 2006 grant) in order to retain the participants’ rights proportionate with those prior to the dividend payment. In connection with the dividend paid to Metals USA Holdings’ stockholders in January 2007, the outstanding employee stock options under the 2005 Plan were adjusted a second time. The per share exercise price of the options granted on the effective date of the Merger was decreased by $4.22 to $4.00 and the per share exercise price of the options granted on March 17, 2006, to Mr. Gonçalves was reduced by $4.89 to $4.00. Option holders received an amount equal to the excess of the per share amount of the dividend over the amount of such exercise price reduction as a cash payment with respect to shares underlying vested options and as a contribution to a non-qualified deferred compensation plan with respect to shares underlying unvested options, as more fully described below in the section entitled “—Non-qualified deferred compensation plan.” Because the payment of the second special dividend discussed above resulted in the 25% achievement of certain other performance targets, the Compensation Committee exercised its discretion under the 2005 Plan to vest all of the outstanding Tranche B options.

In connection with the dividend paid to Metals USA Holdings’ stockholders in July 2007, option holders received a cash payment equal to the per share amount of the dividend, approximately $9.25 per share subject to options, on all vested and unvested options held by the option holders.

Non-qualified deferred compensation plan. As discussed above in the section entitled “—Equity program; stock options and restricted stock,” in connection with the January 2007 dividend and vesting of certain Metals USA Holdings’ options, the reduction in the exercise price for outstanding options was less than the amount of the dividend per share. Accordingly, a deferred compensation plan was created and an amount approximately equal to the excess of the amount of the dividend per share over $4.22 (in the case of Mr. Gonçalves, $4.89) was credited to a deferred compensation account under the plan for holders of unvested options in respect of each share underlying such options. Holders of vested options received such amount in cash. Payment of a total of $2.3 million to our senior management under the deferred compensation plan was subject to continued employment for two years following the modification date (January 3, 2007). Such amount was paid in January 2009, in accordance with the terms of the deferred compensation plan.

The Compensation Committee made contributions to the deferred compensation accounts of certain executive officers in 2008. The contributions were for the purpose of rewarding individual executive officers for their 2008 performance. Total contributions amounted to $166,250, and are subject to continued employment through January 1, 2010. The Company contributed to the accounts of Messrs. Goncalves, McPherson, Hageman, Krohn, and Martens, the amounts of which are disclosed in column (d) of the Nonqualified Deferred Compensation Table. The amounts were determined by the Compensation Committee on a discretionary basis.

401(k) plan. Our executive officers are eligible to participate in our companywide 401(k) plan for salaried employees. The Company matches the first 2% of annual compensation contributed by the employees.

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

Tax treatment. We consider the anticipated tax treatment of our executive compensation program when setting levels and types of compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” generally disallows a tax deduction to public companies for compensation paid to a company’s chief executive officer or any of its other four most highly compensated executive officers in excess of $1 million in any year, with certain performance-based compensation being specifically exempt from this deduction limit. Compensation received under the EICP is performance-based, and therefore qualifies for the exemption from the deduction limit. In addition, compensation received in connection with stock and stock option awards granted under the 2005 Plan is also performance-based, and qualifies for the exemption from the deduction limit. As such, during 2007, none of our employees subject to this limit received Section 162(m) of the Code compensation in excess of $1 million. Consequently, the requirements of Section 162(m) of the Code did not affect the tax deductions available to us in connection with our senior executive compensation program for 2007, and we do not expect such requirements to affect the tax deductions available to us in connection with our senior executive compensation program for 2008.

Conclusion. We believe that our compensation policies are designed to reasonably and fairly motivate, retain and reward our executives for achieving our objectives and goals.

Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2008, 2007 and 2006. Amounts listed under the columns entitled “Bonus,” “Non-Equity Incentive Plan Compensation,” and “All Other Compensation” were determined and approved by the Board of Directors.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
C. Lourenco Goncalves	2008	$625,000	$112,750	$—	$308,270	$1,172,250	$42,572	$2,260,842
President and Chief Executive Officer	2007 2006	600,000 585,000	— 27,329	— 36,000	1,649,989 493,169	540,916 828,656	5,918,878 105,091	8,709,783 2,075,245

Robert C. McPherson III	2008	310,000	—	—	34,936	358,236	19,116	722,288
Senior Vice President and Chief Financial Officer	2007 2006	300,000 300,000	— —	25,208 27,500	185,900 56,763	178,295 262,178	804,514 15,507	1,493,917 661,948

John A. Hageman	2008	300,000	—	—	50,558	346,680	36,022	733,260
Senior Vice President and Chief Legal Officer	2007 2006	300,000 290,000	— —	— —	269,177 82,191	178,295 253,438	992,073 37,017	1,739,545 662,646

Roger Krohn	2008	280,000	—	—	32,744	327,497	18,762	659,003
President Flat Rolled and Non-Ferrous Group	2007 2006	280,000 280,000	— —	22,458 24,500	174,228 53,199	206,302 247,848	746,276 15,612	1,429,264 621,159

David A. Martens	2008	270,000	138,974	—	9,096	311,026	15,979	745,075
President Plates and Shapes Group—West	2007 2006	260,000 250,000	— 35,000	7,333 8,000	48,400 14,779	213,082 251,062	227,227 14,300	756,042 573,141

(1)	The amounts in column (d) reflect the amount attributable to annual bonus paid to the named executive officers based on the discretion of the Compensation Committee, which is discussed further under “—Compensation Discussion and Analysis” above.
(2)	The amounts in column (e) reflect the dollar amount recognized for financial reporting purposes for the fiscal years ended December 31, 2008, 2007 and 2006, in accordance with SFAS 123(R) of awards pursuant to our 2005 Plan, and thus, include amounts from awards granted in and prior to 2006. See Note 12 to our Consolidated Financial Statements for the fiscal year ended December 31, 2008 for further discussion of restricted stock awards.
(3)	The amounts in column (f) reflect the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2008, 2007 and 2006, in accordance with SFAS 123(R) of awards pursuant to our 2005 Plan, and thus, include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount for the fiscal year ended December 31, 2007 are included in Note 12 to our Consolidated Financial Statements.
(4)	The amounts in column (g) reflect the cash awards to the named executive officers under the EICP, which is discussed further under “—Compensation Discussion and Analysis” above.
(5)	The amounts in column (h) reflect the following for each named executive officer for the fiscal year ended December 31, 2008:

Name	Total Perquisites and Personal Benefits
C. Lourenco Goncalves	$37,972
Robert C. McPherson III	14,516
John A. Hageman	31,422
Roger Krohn	14,162
David A. Martens	11,379

Perquisites and personal benefits consist of the following:

•	the amount attributable to company payments for personal use of automobiles;

•	the amounts attributable to company reimbursements for club dues payable by the named executive officer;

•	the amount of income taxes paid by the company on behalf of the named executive officer for automobile allowances and club dues; and

•	the amounts attributable to company reimbursements for medical insurance premiums and life insurance premiums.

None of the individual amounts attributable to each such perquisites or benefits exceeds the greater of $25,000 or 10% of the total amount of perquisites for each named executive officer.

Grants of Plan-Based Awards

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name		Threshold	Target	Maximum
C. Lourenco Goncalves	—	$—	$687,500	$1,218,750	—	—	—	—
Robert C. McPherson III	—	—	217,000	381,300	—	—	—	—
John A. Hageman	—	—	210,000	369,000	—	—	—	—
Roger Krohn	—	—	196,000	344,400	—	—	—	—
David A. Martens	—	—	189,000	332,100	—	—	—	—

(1)	The amounts shown in column (c) reflect the minimum payment level under the Metals USA Holdings’ Annual Incentive Bonus Plan for 2008, which was zero. The Plan did not have a maximum limit with respect to profitability objectives. For purposes of calculating the maximum presented in column (e), a 200% achievement level was assumed. It was not likely that a 200% achievement level would have been met, and for 2008, it was not met. These amounts are based on the individual’s current salary and position. See “Compensation Discussion and Analysis” above for further discussion.

Amended and Restated 2005 Stock Incentive Plan

In connection with the Merger, Metals USA Holdings adopted the 2005 Plan, which was amended and restated by Metals USA Holdings on January 18, 2006, under which Messrs. Gonçalves, McPherson, Hageman, Krohn, Martens and other management participants are eligible to receive awards of stock options for common stock of Metals USA Holdings. Pursuant to option agreements entered into that are subject to the terms of the 2005 Plan, Messrs. Gonçalves, McPherson, Hageman, Krohn and Martens have been granted options under the 2005 Plan, effective at the effective time of the Merger, and Mr. Gonçalves was granted additional options under the 2005 Plan on March 17, 2006. The number of options to be granted to each of Messrs. Gonçalves, McPherson, Hageman, Krohn and Martens and the date of vesting and pricing of such options are more fully described below under “—Management Agreements with Metals USA and Related Stock Option Grants from Metals USA Holdings.” Under the 2005 Plan, awards may be granted to employees or directors of, or consultants to, us, or any of our subsidiaries, except that consultants may only receive awards with the consent of our Chief Executive Officer. The 2005 Plan has a term of ten years. The date of grant, vesting and pricing of options granted under the 2005 Plan are subject to the discretion of the Compensation Committee. In addition, Messrs. Gonçalves, McPherson, Hageman, Krohn and Martens and a limited number of other management participants have also received awards of restricted shares of common stock of Metals USA Holdings granted under the 2005 Plan. Messrs. Gonçalves, McPherson, Hageman, Krohn and Martens have been granted 39,600, 5,500, 8,000,

4,900 and 1,600 restricted shares, respectively, pursuant to restricted stock agreements entered into at the effective time of the Merger that are subject to the terms of the 2005 Plan, all of which were fully vested as of December 31, 2008.

See “Compensation Discussion and Analysis” above and Note 12 to our Consolidated Financial Statements for a discussion and the 2005 Plan.

Management Agreements with Metals USA and Related Stock Option Grants from Metals USA Holdings

Each of Messrs. Gonçalves, Hageman and McPherson has an employment agreement and each of Messrs. Krohn, Martens and Longo has a severance agreement with Metals USA.

Mr. Gonçalves’ employment agreement. Under his employment agreement, Mr. Gonçalves serves as Metals USA’s President and Chief Executive Officer for an initial term of five years following the effective date of the Merger. The initial term will automatically be renewed for successive one-year periods unless 90 days’ prior notice is given by either party. In addition, Mr. Gonçalves is a member of our board of directors. He receives an annual base salary of $625,000.

In addition, pursuant to his employment agreement, Mr. Gonçalves received two stock option grants at the effective time of the Merger to purchase shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share. The first grant was for options to purchase 407,960 shares of Metals USA Holdings’ common stock and expires ten years after the grant date. Pursuant to his stock option agreements, the options were classified as Tranche A options or Tranche B options. The Tranche A options cover 203,980 of the shares subject to the options, and 20% of these options vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate on the earlier of the one year anniversary of a sale of the Company and a termination without “cause,” a resignation for “good reason” (in each case as defined in the employment agreement) or Mr. Gonçalves’ death or disability after a sale of the Company. Tranche B includes the remaining 203,980 shares subject to this first grant of options and vests and is currently fully vested. The second grant was for options to purchase 18,800 shares of Metals USA Holdings’ common stock and was fully vested as of the grant date and exercisable on or before March 30, 2006. Mr. Gonçalves exercised his options subject to the second grant on March 17, 2006. Pursuant to his option agreement, upon such exercise on March 17, 2006, Mr. Gonçalves received an additional grant of options to purchase 40,790 shares of Metals USA Holdings’ common stock at an exercise price of $10.67 per share. These additional options are allocated equally into Tranches A and B. The Tranche A options are subject to similar vesting specifications as the first grant of Tranche A options to purchase 407,960 shares of Metals USA Holdings discussed above, and the second grant of Tranche B options is fully vested.

In connection with the May 2006 dividend, the exercise price of the employee stock options granted on the effective time of the Merger was reduced to $8.22 and the exercise price of the options granted on March 17, 2006 was reduced to $8.89. In connection with the January 2007 dividend, the exercise price of the outstanding employee stock options under the 2005 Plan was adjusted a second time. The per share exercise price of the options granted on the effective time of the Merger was decreased by $4.22 to $4.00 and the per share exercise price of the options granted on March 17, 2006, was reduced by $4.89 to $4.00. With respect to his vested options, a cash payment was made to Mr. Gonçalves approximating the excess of the dividend amount over the amount of such exercise price reduction (including as to all Tranche B options, which were vested in our board of directors’ discretion based on the achievement of the related performance metrics). With respect to his unvested options, an amount approximating the balance of the dividend was credited to a deferred compensation account, distribution of which was subject to continued employment through January 3, 2009, and which amount was paid in January 2009. In connection with the July 2007 dividend, Mr. Gonçalves received on all of his vested and unvested options a cash payment of $9.25 per share underlying such options, an amount equal to the per share amount of the dividend. Further, Mr. Gonçalves received a grant of 36,000 restricted shares at the effective time of the Merger and an additional 3,600 upon the exercise of the options to purchase 18,800 shares discussed above, which vested immediately. Under the employment agreement, Mr. Gonçalves is provided employee benefits equal to or greater than those provided to him by us prior to the Merger. Upon Mr. Gonçalves’ termination of employment by us without cause or by Mr. Gonçalves for good reason or upon our election not to renew his employment, Mr. Gonçalves will be entitled to receive the following severance payments and benefits: all accrued salary and bonus earned but not yet paid, a pro rata bonus for the year in which the termination occurs, a lump sum payment equal to twelve months of his base salary, monthly payments equal to one-twelfth of his annual base salary beginning with the thirteenth month following the date of his termination of employment, until the twenty-fourth month following his date of termination of employment (or on the earlier date of his material violation of the terms of his employment agreement), and the reimbursement for the cost of COBRA Continuation coverage for a period of up to eighteen months. Additionally, Mr. Gonçalves will be subject to certain restrictions on his ability to compete with us or solicit our customers or employees for two years after his termination. Mr. Gonçalves’ employment agreement may also be terminated for cause.

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

In addition, at the effective time of the Merger, Mr. Hageman received a stock option grant to purchase 73,000 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that expires ten years after the grant date. Pursuant to his non-qualified stock option agreement, 36,500 of these options are classified as Tranche A Options and 20% of these options will vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate on the earlier of the one year anniversary of our sale and a termination without cause, a resignation for good reason or Mr. Hageman’s death or disability after our sale. The remaining 36,500 options are classified as Tranche B Options and are currently fully vested.

In connection with the May 2006 dividend, the exercise price of the employee stock options was reduced to $8.22. In connection with the January 2007 dividend, the exercise price of the outstanding employee stock options under the 2005 Plan was adjusted a second time. The per share exercise price of the options granted on the effective time of the Merger was decreased by $4.22 to $4.00. With respect to his vested options, a cash payment was made to Mr. Hageman approximating the balance of the dividend (including all Tranche B options, which were vested in the Board’s discretion based on the achievement of the related performance metrics). With respect to his unvested options, an amount approximating the excess of the amount of the dividend over the amount of such exercise price reduction was credited to a deferred compensation account, distribution of which was subject to continued employment through January 3, 2009, and which amount was paid in January 2009. In connection with the July 2007 dividend, Mr. Hageman received on all of his vested and unvested options a cash payment of $9.25 per share underlying such options, an amount equal to the per share amount of the dividend. Further, Mr. Hageman received a grant of 8,000 restricted shares on the effective date of the Merger, which vested immediately.

Under the employment agreement, Mr. Hageman is provided employee benefits equal to those provided to him by us prior to the Merger. Upon his termination of employment by us without “cause” or by Mr. Hageman for “good reason” (each as defined in the employment agreement), or upon our election not to renew his employment, Mr. Hageman will be entitled to the following severance payments and benefits: all accrued salary and bonus earned but not paid, a pro rata bonus for the year in which the termination occurs, his annual base salary for a period of eighteen months following his termination of employment or, at our election, a lump sum payment equal to eighteen months of annual base salary (such payments to cease (or be repaid by Mr. Hageman on a pro rata basis in the case of a lump sum payment) if he violates the terms of his employment agreement prior to such time), and the reimbursement for the cost of COBRA Continuation coverage for a period of up to eighteen months. Additionally, Mr. Hageman will be subject to certain restrictions on his ability to compete with us for eighteen months or solicit our customers or employees for two years after his termination of employment. Mr. Hageman’s employment agreement may also be terminated for cause.

Mr. McPherson’s employment agreement. Under his employment agreement, Mr. McPherson serves as our senior vice president and chief financial officer for an initial term of two years following the effective time of the Merger. The initial term will automatically be renewed for successive one-year periods unless 90 days’ prior notice is given by either party. Mr. McPherson receives an annual base salary of $310,000 and is eligible for an annual bonus of 70% of his base salary if we achieve specified performance objectives.

In addition, at the effective date of the Merger, Mr. McPherson received a stock option grant to purchase 50,415 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that expires ten years after the grant date. Pursuant to his non-qualified stock option agreement, 25,207 of these options are classified as Tranche A Options, and 20% of these options will vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate on the earlier of the one year anniversary of our sale and a termination without cause, a resignation for good reason or Mr. McPherson’s death or disability after our sale. The remaining 25,208 options are classified as Tranche B Options and are currently fully vested.

In connection with the May 2006 dividend, the exercise price of the employee stock options was reduced to $8.22. In connection with the January 2007 dividend, the exercise price of the outstanding employee stock options under the 2005 Plan was adjusted a second time. The per share exercise price of the options granted on the effective time of the Merger was decreased by $4.22 to $4.00. With respect to his vested options, a cash payment was made to Mr. McPherson approximating the excess of the amount of the dividend over the amount of such exercise price reduction (including all Tranche B options, which were vested in the Board’s discretion based on the achievement of the related performance metrics). With respect to his unvested options, an amount approximating the balance of the dividend was credited to a deferred compensation account, distribution of which was subject to continued employment through January 3, 2009, and which amount was paid in January 2009. In connection with the July 2007 dividend, Mr. McPherson received on all of his vested and unvested options a cash payment of $9.25 per share underlying such options, an amount equal to the per share amount of the dividend.

Further, on the effective date of the Merger, Mr. McPherson received a grant of 5,500 restricted shares, which shares vested on the second anniversary of the Merger. Mr. McPherson is provided employee benefits equal to those provided to him by us prior to the Merger.

Upon Mr. McPherson’s termination of employment by us without “cause” or by Mr. McPherson for “good reason” (each as defined in the employment agreement) or upon our election not to renew his employment, Mr. McPherson will be entitled to receive the same severance payments as set forth in Mr. Hageman’s employment agreement and described above. Additionally, Mr. McPherson will be subject to certain restrictions on his ability to compete with us for eighteen months or solicit our customers or employees for two years after his termination of employment. Mr. McPherson’s employment agreement may also be terminated for cause.

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

In addition, pursuant to a stock option agreement with Metals USA Holdings, Mr. Krohn received a stock option grant on the effective time of the Merger at the effective time of the Merger, to purchase 47,250 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that expires ten years after the grant date. Pursuant to his non-qualified stock option agreement, 23,625 of these options are classified as Tranche A Options, 20% of which vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate upon our sale. The remaining 23,625 options are classified as Tranche B Options and are currently fully vested.

In connection with the May 2006 dividend, the exercise price of the stock options was reduced to $8.22. In connection with the January 2007 dividend, the exercise price of the outstanding employee stock options under the 2005 Plan was adjusted a second time. The per share exercise price of the options granted on the effective time of the Merger was decreased by $4.22 to $4.00. With respect to his vested options, a cash payment was made to Mr. Krohn approximating the excess of the amount of the dividend over the amount of such exercise price reduction (including all Tranche B options, which were vested in the Board’s discretion based on the achievement of the related performance metrics). With respect to his unvested options, an amount approximating the balance of the dividend was credited to a deferred compensation account, distribution of which was subject to continued employment through January 3, 2009, and which amount was paid in January 2009. In connection with the July 2007 dividend, Mr. Krohn received on all of his vested and unvested options a cash payment of $9.25 per share underlying such options, an amount equal to the per share amount of the dividend.

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

In addition, pursuant to a stock option agreement with Metals USA Holdings, Mr. Martens received a stock option grant, at the effective time of the Merger, to purchase 13,126 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that will expire ten years after the grant date. Pursuant to his non-qualified stock option agreement, 6,563 of these options are classified as Tranche A Options, 20% of which will vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate upon our sale. The remaining 6,563 options are classified as Tranche B Options and will vest and are currently fully vested.

In connection with the May 2006 dividend, the exercise price of the employee stock options was reduced to $8.22. In connection with the January 2007 dividend, the exercise price of the outstanding employee stock options under the 2005 Plan was adjusted a second time. The per share exercise price of the options granted on the effective time of the Merger was decreased by $4.22 to $4.00. With respect to his vested options, a cash payment was made to Mr. Martens approximating the excess of the amount of the dividend over the amount of such exercise price reduction (including all Tranche B options, which were vested in the Board’s discretion based on the achievement of the related performance metrics). With respect to his unvested options, an amount approximating the balance of the dividend was credited to a deferred compensation account, distribution of which was subject to continued employment through January 3, 2009, and which amount was paid in January 2009. In connection with the July 2007 dividend, Mr. Martens received on all of his vested and unvested options a cash payment of $9.25 per share underlying such options, an amount equal to the per share amount of the dividend.

Further, pursuant to a restricted stock agreement with Metals USA Holdings, on the effective date of the Merger, Mr. Martens received a grant of 1,600 restricted shares, which shares vested on the second anniversary of the Merger.

Bonus Plan

See “Compensation Discussion and Analysis” for a discussion of our EICP.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
C. Lourenco Goncalves	354,921	93,829	4.00	11/30/2015	—	—
Robert C. McPherson III	40,333	10,082	4.00	11/30/2015	—	—
John A. Hageman	58,400	14,600	4.00	11/30/2015	—	—
Roger Krohn	37,800	9,450	4.00	11/30/2015	—	—
David A. Martens	10,502	2,624	4.00	11/30/2015	—	—

(1)	See Note 12 to our Consolidated Financial Statements for the fiscal year ended December 31, 2008 for a description of Metals USA Holdings’ share option and restricted stock plans, including the vesting schedule.

Option Exercises and Stock Vesting

	Option Awards(1)		Stock Awards(1)
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
C. Lourenco Goncalves	—	$—	—	$—
Robert C. McPherson III	—	—	—	—
John A. Hageman	—	—	—	—
Roger Krohn	—	—	—	—
David A. Martens	—	—	—	—

(1)	There were no stock option exercises by the named executive officers during the fiscal year ended December 31, 2008. There were no shares of restricted stock outstanding during the fiscal year ended December 31, 2008.

Potential Payments Upon Termination or Change in Control

Our employment and severance agreements are described under the “Grants of Plan-Based Awards” table above.

If (1) each of our named executive officers terminated their employment for “good reason” or was terminated other than for “cause,” death or disability, or (with respect to those executives with employment agreements) if we elected not to renew their employment agreements, or (2) each of our named executive officers was terminated as a result of death or disability, as of December 31, 2008, our named executive officers would be paid the following amounts, respectively:

	Voluntary Termination or Involuntary without Cause Termination on December 31, 2008	Death or Disability on December 31, 2008
C. Lourenco Goncalves:
Compensation
Accrued Salary	$7,212	$7,212
Accrued Bonus (Incentive Plan)	1,285,000	1,285,000
Lump Sum Salary (12 months)	625,000	625,000
Lump Sum Salary—Death (24 months)	—	1,250,000
Monthly Salary (12 months)	625,000	—
Benefits and Perquisites
401(k) Savings Plan	15,933	15,933
Health and Welfare Benefits	24,084	24,084
Disability Income(1)	—	1,966,774
Life Insurance Benefits(2)	—	400,000
Accrued Vacation Pay	31,310	31,310
Robert C. McPherson III:
Compensation
Accrued Salary	$3,577	$3,577
Accrued Bonus (Incentive Plan)	358,236	358,236
Lump Sum Salary (12 months)	—	310,000
Monthly Salary (18 months)	465,000	—
Benefits and Perquisites
401(k) Savings Plan	332	332
Health and Welfare Benefits	24,084	24,084
Disability Income(1)	—	2,392,986
Life Insurance Benefits(2)	—	400,000
Accrued Vacation Pay	7,184	7,184
John A. Hageman:
Compensation
Accrued Salary	$3,462	$3,462
Accrued Bonus (Incentive Plan)	346,680	346,680
Lump Sum Salary (12 months)	—	300,000
Monthly Salary (18 months)	450,000
Benefits and Perquisites
401(k) Savings Plan	26,175	—
Health and Welfare Benefits	24,084	24,084
Disability Income(1)		1,555,837
Life Insurance Benefits(2)		400,000
Accrued Vacation Pay	9,260	9,260

	Voluntary Termination or Involuntary without Cause Termination on December 31, 2008	Death or Disability on December 31, 2008
Roger Krohn:
Compensation
Accrued Salary	$5,385	$5,385
Accrued Bonus (Incentive Plan)	327,497	327,497
Monthly Salary (12 months)	280,000	—
Benefits and Perquisites
401(k) Savings Plan	166,225	166,225
Health and Welfare Benefits	15,538	15,538
Disability Income(1)	—	1,345,829
Life Insurance Benefits(2)	—	400,000
Accrued Vacation Pay	—	—
David A. Martens:
Compensation
Accrued Salary	$8,308	$8,308
Accrued Bonus (Incentive Plan)	450,000	450,000
Monthly Salary (12 months)	270,000	—
Benefits and Perquisites
401(k) Savings Plan	314,289	314,289
Health and Welfare Benefits	15,538	15,538
Disability Income(1)	—	1,249,698
Life Insurance Benefits(2)	—	400,000
Accrued Vacation Pay	18,474	18,474

(1)	Reflects the maximum lump-sum present value of all future payments each named executive would be entitled to receive under the Company’s disability program. Each named executive would be entitled to receive benefits until he reaches age 65.
(2)	Reflects the maximum lump-sum amount of $200,000 payable to each named executive’s beneficiaries upon his death plus the maximum lump-sum amount of $200,000 payable in the event of accidental death under the Company’s life insurance program.

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

Nonqualified Deferred Compensation

The table below sets forth, for each named executive officer, such officer’s participation levels and account balance in our non-qualified deferred compensation plan for 2008.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Aggregate Balance at 2007 Fiscal Year End	Executive Contributions in Fiscal 2008	Registrant Contributions in Fiscal 2008	Aggregate Earnings in Fiscal 2008	Aggregate Withdrawals/ Distributions in Fiscal 2008	Aggregate Balance at 2008 Fiscal Year End
C. Lourenco Goncalves	$1,190,614	$—	$50,000	$—		$1,240,614
Robert C. McPherson III	132,282	—	$25,000	—		$157,282
John A. Hageman	191,552	—	$12,500	—		$204,052
Roger Krohn	123,984	—	$18,750	—		$142,734
David A. Martens	34,440	—	$22,500	—		$56,940

Director Compensation

The table below summarized the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2008.

(a)(1)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(2)	All Other Compensation	Total
Joshua J. Harris(3)	$79,125	$—	$—	$—	$79,125
Eric L. Press	90,000	—	$—	—	$90,000
M. Ali Rashid	169,750	—	$—	—	$169,750
Matthew R. Michelini	17,000	—	$—	—	$17,000
John T. Baldwin	124,500	—	$46,592	—	$171,092

(1)	C. Lourenço Gonçalves, the Company’s Chairman of the Board and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his services as a Director. The compensation received by Mr. Gonçalves as an employee of the Company is shown in the Summary Compensation Table above.
(2)	Reflects the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS 123(R) of awards pursuant to Metals USA Holdings’ Amended and Restated 2005 Stock Incentive Plan. Assumptions used in the calculation of this amount for the fiscal year ended December 31, 2008 are included in Note 12 to our Consolidated Financial Statements. As of December 31, 2008, each Director had the following number of options outstanding: M. Ali Rashid: 40,000; Eric L. Press: 40,000; John T. Baldwin: 40,000.
(3)	Joshua J. Harris resigned his position as a Director of the Company effective November 21, 2008. Amounts reflected in the table above are for the period from January 1, 2008 through November 21, 2008.

Compensation of Directors

We currently compensate our directors with an annual retainer of $60,000, paid quarterly in advance of each fiscal quarter of service. During 2008, each director also received a fee of $2,000 per board meeting attended and $2,000 for each regularly scheduled committee meeting. Effective January 1, 2009, each director receives a fee of $2,500 per board meeting attended and $2,500 for each regularly scheduled committee meeting. The annual fees for the audit committee members are $10,000, and for the Chairman and member of any other committee, the annual fees are $7,500 and $3,000, respectively. The Chairman of the audit committee receives an annual fee of $12,500. All reasonable out-of-pocket expenses are reimbursed upon submission of support documentation. With the exception of Mr. Michelini, each non-employee director of Metals USA received a grant of 40,000 non-qualified options under the 2005 Plan. Such options have a 10-year term, vest ratably over 5 years and have an exercise price of $10.00. The exercise price was reduced to $8.22 per share in connection with a special dividend paid to Metals USA Holdings’ stockholders on May 12, 2006. In connection with a special dividend paid to Metals USA Holdings’ stockholders on January 3, 2007, the exercise price was adjusted a second time and a cash payment was made to vested option holders. Accordingly, the per share exercise price of the options granted at the effective time of the Merger was decreased by $4.22 to $4.00. Additionally, the Company has accelerated the vesting of unvested stock options held by non-employee directors other than Mr. Baldwin. In connection with the July 2007 dividend, each director received on his options a cash payment $9.25 per share subject to an option, an amount equal to the per share amount of the dividend. Newly elected directors will receive the same fees as described above.

Compensation Committee Interlocks and Insider Participation

Prior to February 9, 2007, including the entire year of 2006, the board of directors of Metals USA Holdings, excluding Mr. Gonçalves, made all compensation decisions, and as such, had the responsibility for establishing and implementing, and monitoring compliance with, the Company’s compensation philosophy. On February 9, 2007, our board of directors established a compensation committee comprised of Messrs. Press and Rashid. Other than Mr. Gonçalves, none of our directors has ever been one of our officers or employees. With the exception of those matters described below under “Certain Relationships and Related Party Transactions” pertaining to Mr. Gonçalves with respect to his employment agreement and the investors rights agreement described in that section, none of our directors during 2008 had any relationship that requires disclosure in this prospectus as a transaction with a related person. During 2008, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors, and none of our executive officers served as a director of another entity, one of whose executive officers served on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Metals USA Holdings owns 100% of the common stock of Flag Intermediate, which owns 100% of the common stock of Metals USA.

The following table sets forth information with respect to the ownership of Metals USA Holdings as of February 13, 2009 for:

•	each person who owns beneficially more than a 5% equity interest in Metals USA Holdings,

•	each member of our board of directors,

•	each of our named executive officers, and

•	all of our executive officers and directors as a group.

	Metals USA Holdings(1)
Name and Address of Owner(2)	Number of Shares Beneficially Owned	Equity Interest
Apollo Management V, L.P.(3)	13,612,900	96.7%
C. Lourenco Goncalves	605,400	4.2%
Robert C. McPherson, III	73,333	*
John A. Hageman	103,900	*
Roger Krohn	69,700	*
Joe Longo	23,200	*
Keith A. Koci	18,880	*
David A. Martens	19,602	*
Joshua J. Harris	40,000	*
Eric L. Press	40,000	*
M. Ali Rashid	40,000	*
John T. Baldwin	24,000	*
All executive officers and directors as a group (10 persons)	1,018,015	6.9%

*	Less than 1%
(1)	The amounts and percentages of interests beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated ownership interests.
(2)	Unless otherwise indicated, the address of each person listed is c/o Metals USA, One Riverway, Suite 1100, Houston, TX 77056.
(3)	Represents all equity interest of Metals USA Holdings held of record by affiliates of Apollo Management V, L.P. Apollo Management V, L.P. has the voting and investment power over the shares on behalf of Apollo. The general partner of Apollo Management V, L.P. is AIF V Management, Inc. Messrs. Leon Black and John Hannon, are the principal executive officers and directors of AIF V Management, Inc., each of whom disclaim beneficial ownership of these shares, except to the extent of any pecuniary interest therein. Each of Messrs. Harris, Press and Rashid, who have relationships with Apollo, disclaim beneficial ownership of any shares of Metals USA Holdings that may be deemed beneficially owned by Apollo Management V, L.P., except to the extent of any pecuniary interest therein. Each of Apollo Management V, L.P. and its affiliated investment funds disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest. The address of Messrs. Harris, Press and Rashid and Apollo Management V, L.P. is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

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

Investors Rights Agreement

Metals USA Holdings and each of the management participants have entered into an investors rights agreement which provides for, among other things, a restriction on the transferability of each such management member’s equity ownership in Metals USA Holdings, tag-along rights, come-along rights, piggyback registration rights, repurchase rights by Metals USA Holdings and Apollo in certain circumstances, and the grant of an irrevocable proxy to Apollo with respect to the voting rights associated with his respective ownership, and certain restrictions on each such person’s ability to compete with or solicit our employees or customers. The investors rights agreement was negotiated among management, us and Apollo, and we believe it is on arm’s-length terms.

Apollo Management Agreements

Metals USA Holdings entered into a management agreement with Apollo on November 30, 2005, pursuant to which Apollo provides us with management services. Pursuant to such agreement, Apollo receives an annual management fee equal to $2.0 million, payable on March 15 of every year, starting on March 15, 2006. $500,000 of this fee has been waived by Apollo, subject to revocation. The management agreement will terminate on December 31, 2012, unless earlier terminated by Apollo. Upon a termination of the management agreement prior to December 31, 2012, Apollo will be entitled to receive the present value of (a) $14.0 million, less (b) the aggregate amount of management fees that were paid to it under the agreement prior to such termination and less (c) management fees waived. Finally, Apollo is entitled to receive a transaction fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions with a value of $25 million or more, equal to 1% of the gross transaction value of any such transaction.

In addition, pursuant to a transaction fee agreement between us and Apollo dated as of November 30, 2005, we paid Apollo $6.0 million at the consummation of the Merger for various services performed by it and its affiliates in connection with the Transactions. As a result of the acquisition of Port City in May 2006 discussed in Note 2 of our Consolidated Financial Statements, Apollo was paid a transaction fee of $0.4 million. In addition, in connection with Metals USA Holdings’ issuance of the 2006 Notes discussed in Note 9 of our Consolidated Financial Statements, Apollo was paid a transaction fee of $1.5 million.

The terms and fees payable to Apollo under the management agreement and the transaction fee agreement were determined through arm’s-length negotiations between us and Apollo, and reflect the understanding of Apollo and us of the fair value for such services, based in part on market conditions and what similarly-situated companies have paid for similar services.

Both the management agreement and transaction fee agreement contain customary indemnification provisions in favor of Apollo, as well as expense reimbursement provisions with respect to expenses incurred by Apollo in connection with its performance of services thereunder.

Director Independence

During 2006 our Board of Directors had not established a nominating committee or compensation committee. During that year, our entire Board of Directors performed the functions that would otherwise be performed by a nominating committee and compensation committee. Although our board has not made a formal determination on the matter, under current New York Stock Exchange listing standards (which we are not currently subject to) and taking into account any applicable committee standards, we believe that Mr. Baldwin would be considered an independent director, including as a member of our audit committee. Under current New York Stock Exchange listing standards, Mr. Gonçalves would not be considered independent under any general listing standards or those applicable to any particular committee due to his employment relationship with us, and Messrs Rashid, Press and Michelini may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with Apollo, our largest indirect stockholder. As Apollo owns indirectly approximately 97% of our outstanding equity, under New York Stock Exchange listing standards, we would qualify as a “controlled company” and, accordingly, be exempt from its requirements to have a majority of independent directors and a corporate governance and compensation committee composed of a majority of independent directors.

Related-Party Transactions

It is our intention that generally transactions with our directors, executive officers, principal stockholders or affiliates must be at terms that are no less than favorable to us than those available from third parties and must be approved in advance by a majority of disinterested members of the board of directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company for professional services provided in 2008 and 2007 by Deloitte & Touche LLP (“D&T”), the Company’s independent registered public accounting firm and principal accounting firm:

	For the Fiscal Years Ended December 31,
	2008	2007
Audit Fees(1)	$1,543,680	$1,676,576
Audit Related Fees(2)	226,785	823,309
Tax Fees(3)	199,118	660,501
All Other Fees	—	—

Total	$1,969,583	$3,160,386

(1)	Consists of professional services rendered for the audit of the annual financial statements of the Company and for the review of the quarterly financial statements of the Company.
(2)	Consists of fees for accounting and financial reporting consultations in connection with offering memorandums, registration statements, acquisitions, and management’s assessment of internal control over financial reporting.
(3)	Consists of fees for tax planning and tax compliance services, including assistance in connection with tax audits and tax advice related to acquisitions.

The Audit Committee has considered whether the non-audit services provided to the Company by D&T impaired the independence of D&T and concluded that they did not.

All of D&T’s fees for 2008 and 2007 were pre-approved by the Audit Committee through formal engagement letters. The Audit Committee’s or the Board’s, as applicable, policy is to pre-approve all services by the Company’s independent accountants. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by D&T to the Company. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that D&T’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by D&T must be pre-approved by the Audit Committee.

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

BALANCE SHEETS (Unconsolidated)

(in millions, except share amounts)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$73.7	$—
Income taxes receivable	—	3.8

Total current assets	73.7	3.8
Other assets, net	3.5	4.4
Investment in Flag Intermediate Holdings Corporation	175.4	167.5

Total assets	$252.6	$175.7

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$—	$0.2
Accrued liabilities	9.9	9.1

Total current liabilities	9.9	9.3
Long-term debt	293.7	291.9
Payable to subsidiaries	—	0.1

Total liabilities	303.6	301.3

Stockholders’ Deficit:
Common stock, $.01 par value, 30,000,000 shares authorized, 14,077,500 issued and outstanding at December 31, 2008 and 2007, respectively	0.1	0.1
Additional paid-in capital	6.4	0.7
Accumulated other comprehensive income (loss)	(3.0)	0.7
Retained deficit	(54.5)	(127.1)

Total stockholders’ deficit	(51.0)	(125.6)

Total liabilities and stockholders’ deficit	$252.6	$175.7

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

STATEMENTS OF OPERATIONS (Unconsolidated)

(in millions)

	Years Ended December 31,
	2008	2007	2006
Interest and other income (expense), net	$(0.6)	$0.5	$0.2
Interest expense	33.4	29.3	0.5
Loss on extinguishment of debt	—	8.4	—
Equity in earnings (loss) of subsidiaries	93.4	36.6	39.5

Income (loss) before income taxes	59.4	(0.6)	39.2
Provision (benefit) for income taxes	(13.2)	(14.5)	(0.1)

Net income	$72.6	$13.9	$39.3

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

STATEMENTS OF CASH FLOWS (Unconsolidated)

(in millions)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$72.6	$13.9	$39.3
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) loss of subsidiaries	(93.4)	(36.6)	(39.5)
Loss on extinguishment of debt	—	8.4	—
Amortization of debt issuance costs	2.8	0.9	—
Dividends received from subsidiaries	87.5	18.1	25.0
Decrease in receivables from subsidiaries	—	—	0.4
Decrease (increase) in income taxes receivable and other assets	3.8	(4.1)	—
Increase (decrease) in payable to subsidiaries	—	(0.5)	0.6
Increase in accounts payable and accrued liabilities	0.6	9.0	0.3

Net cash provided by operations	73.9	9.1	26.1

Cash flows from investing activities:
Investments in and net advances from (to) subsidiaries	—	1.7	(0.4)

Net cash provided by (used in) investing activities	—	1.7	(0.4)

Cash flows from financing activities:
Proceeds from issuance of Senior Unsecured Notes	—	291.0	144.8
Repayments of Senior Unsecured Notes	—	(150.0)	—
Issuance of common stock	—	—	0.2
Dividends paid	—	(288.5)	(25.0)
Deferred financing costs	(0.2)	(4.9)	(4.1)

Net cash (used in) provided by financing activities	(0.2)	(152.4)	115.9

Net increase (decrease) in cash and cash equivalents	73.7	(141.6)	141.6
Cash and cash equivalents, beginning of period	—	141.6	—

Cash and cash equivalents, end of period	$73.7	$—	$141.6

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

2. Debt

Debt consists of the following:

	December 31,
	2008	2007
Senior Floating Rate Toggle Notes due 2012 (2007 Notes)	$293.7	$291.9

Total debt	$293.7	$291.9

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

Metals USA Holdings must make an election regarding whether interest payments on the 2007 Notes will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1. PIK Interest notes, resulting from the conversion of interest into PIK notes, when paid will be treated as an operating activity in the Consolidated Statements of Cash Flows in accordance with SFAS 95.

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

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $2.0 under the indenture governing the Metals USA Notes and $62.1 under the loan and security agreement governing the ABL facility as of December 31, 2008.

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

Our affiliates, which include Apollo, as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the year ended December 31, 2008, interest paid

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

on the 2007 Notes held by affiliates amounted to $8.4. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

On February 26, 2008, we exchanged $216.0 aggregate principal amount of the $300.0 aggregate principal amount privately placed 2007 Notes for substantially identical 2007 Notes registered under the Securities Act of 1933, as amended.

Costs related to the issuance of the 2007 Notes were capitalized and are being charged to interest expense over the life of the 2007 Notes. Unamortized issuance costs of $3.5 as of December 31, 2008, are included in other non-current assets.

Maturities

Scheduled maturities of long-term debt outstanding at December 31, 2008, are as follows:

	Years Ended December 31,
	2009	2010	2011	2012	2013	Beyond
			(in millions)
Senior Floating Rate Toggle Notes Due 2012 (2007 Notes)	$—	$—	$—	$300.0	$—	$—

Total	$—	$—	$—	$300.0	$—	$—

3. Stockholders’ Equity

Common Stock—In accordance with its Certificate of Incorporation dated May 9, 2005 and as amended on November 28, 2005, Metals USA Holdings was authorized to issue 30,000,000 shares of capital stock, all of which were shares of common stock, $.01 par value. At December 31, 2008, 14,077,500 shares were issued and outstanding.

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

July 2007 Dividend—On July 10, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2007 Notes, as well as approximately $8.3 of additional borrowings under the ABL facility, to redeem the 2006 Notes (for approximately $150.0 plus accrued and unpaid interest of approximately $5.4, to pay a cash dividend of approximately $130.3 (approximately $9.25 per share) to its stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 to its stock option holders (the cash payment and the cash dividend are referred to collectively as the “July 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2009.

METALS USA HOLDINGS CORP.

By:	/s/ C. LOURENÇO GONÇALVES
C. Lourenço Gonçalves,
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2009.

Signature	Title

/s/ C. LOURENÇO GONÇALVES C. Lourenço Gonçalves	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ M. ALI RASHID M. Ali Rashid	Director

/s/ ERIC L. PRESS Eric L. Press	Director

/s/ MATTHEW R. MICHELINI Matthew R. Michelini	Director

/s/ JOHN T. BALDWIN John T. Baldwin	Director

/s/ ROBERT C. MCPHERSON, III Robert C. McPherson, III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DANIEL L. HENNEKE Daniel L. Henneke	Vice President and Controller (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated May 18, 2005 between Metals USA, Inc., Flag Acquisition Corporation and Flag Intermediate Corporation (filed as Exhibit 2.1 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

3.1*	Amended and Restated Certificate of Incorporation of Metals USA Holdings Corp.

3.2*	Bylaws of Metals USA Holdings Corp.

4.1*	Indenture, dated July 10, 2007, between Metals USA Holdings Corp. and Wells Fargo Bank, N.A., as trustee

4.2*	Registration Rights Agreement, dated as of July 10, 2007, by and among Metals USA Holding Corp. and UBS Securities LLC

4.3	Form of Senior Floating Rate Toggle Note Due 2012 (included in Exhibit 4.1)

10.1	Indenture, dated November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as trustee and Notes Collateral Agent (filed as Exhibit 4.6 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.2	Supplemental Indenture dated as of November 30, 2005, among Metals USA, Inc., Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.9 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.3	Second Supplemental Indenture, dated as of March 30, 2006, among MUSA Newark, LLC, Metals USA, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.10 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.4	Third Supplemental Indenture, dated as of June 20, 2006, among Metals USA International Holdings, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.11 to Amendment No. 3 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on August 1, 2006)

10.5	Loan and Security Agreement, dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto (filed as Exhibit 4.5 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.6	Amendment No. 1 dated as of July 18, 2006, to the Loan and Security Agreement dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto (filed as Exhibit 4.12 to Amendment No. 3 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on August 1, 2006)

10.7*	Amendment No. 2 dated as of June 8, 2007, to the Loan and Security Agreement dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

Exhibit Number	Description
10.8	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and C. Lourenço Gonçalves (filed as Exhibit 10.1 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.9	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and John A. Hageman (filed as Exhibit 10.2 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.10	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and Robert C. McPherson, III (filed as Exhibit 10.3 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.11	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Roger Krohn (filed as Exhibit 10.4 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.12

Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and David Martens (filed as Exhibit 10.5 to Flag Intermediate Holdings Corporation’s Registration Statement on

Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.13	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Joe Longo (filed as Exhibit 10.6 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.14	Amended and Restated 2005 Stock Incentive Plan of Metals USA Holdings Corporation (filed as Exhibit 10.7 to Amendment No. 1 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on May 26, 2006)

10.15	Management Agreement, dated as of November 30, 2005, between Metals USA, Inc., Flag Holdings Corporation and Apollo Management V, L.P. (filed as Exhibit 10.8 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.16	Director Compensation Plan (filed as Exhibit 10.9 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.17	Transaction Fee Agreement, dated as of November 30, 2005, between Metals USA, Inc. and Apollo Management V, L.P. (filed as Exhibit 10.10 to Amendment No. 1 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on May 26, 2006)

10.18	Management Deferred Compensation Plan (filed as Exhibit 10.11 to Flag Intermediate Holdings Corporation’s Annual Report for the year ended December 31, 2006 on Form 10-K (File No. 333-132918) filed on March 12, 2007)

12.1#	Computation of Ratio of Earnings to Fixed Charges

21.1#	List of Subsidiaries of Metals USA Holdings Corp.

31.1#	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated February 24, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated February 24, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated February 24, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2#	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated February 24, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	incorporated by reference to the exhibits to Metals USA Holdings Corp.’s Registration Statement on Form S-4 filed September 19, 2007

#	filed herewith