Form 10-Q
period 2009-06-30
Metals USA Holdings Corp.
filed 2009-08-14
CIK 1362491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding at August 14, 2009 of Metals USA Holdings Corp.: 14,077,500

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

METALS USA HOLDINGS CORP. AND

SUBSIDIARIES

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash	$53.5	$166.7
Accounts receivable, net of allowance of $9.2 and $8.8, respectively	139.5	189.3
Inventories	232.7	422.6
Deferred income tax asset	22.6	23.6
Prepayments and other	4.5	6.5

Total current assets	452.8	808.7
Property and equipment, net	189.0	190.1
Assets held for sale, net	0.9	1.8
Intangible assets, net	10.8	13.6
Goodwill	49.7	49.9
Other assets	18.9	24.1

Total assets	$722.1	$1,088.2

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$46.0	$47.2
Accrued liabilities	42.7	60.9
Current portion of long-term debt	0.1	1.6

Total current liabilities	88.8	109.7
Long-term debt, less current portion	575.7	942.6
Deferred income tax liability	74.9	62.2
Other long-term liabilities	21.9	24.7

Total liabilities	761.3	1,139.2

Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.01 par value, 30,000,000 shares authorized, 14,077,500 issued and outstanding at June 30, 2009 and December 31, 2008	0.1	0.1
Additional paid-in capital	6.6	6.4
Retained deficit	(44.8)	(54.5)
Accumulated other comprehensive loss	(1.1)	(3.0)

Total stockholders’ deficit	(39.2)	(51.0)

Total liabilities and stockholders’ deficit	$722.1	$1,088.2

See notes to unaudited condensed consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales	$267.8	$593.1	$598.0	$1,082.1
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	228.8	422.9	516.5	799.5
Operating and delivery	31.2	49.5	65.9	96.0
Selling, general and administrative	22.1	33.4	46.1	62.6
Depreciation and amortization	4.8	5.4	9.5	10.9
Gain on sale of property and equipment	—	(1.5)	—	(1.5)

Operating income (loss)	(19.1)	83.4	(40.0)	114.6
Other (income) expense:
Interest expense	17.2	19.9	36.5	45.0
Gain on extinguishment of debt	(56.1)	—	(88.4)	—
Other (income) expense, net	(0.2)	0.1	(0.3)	—

Income before income taxes	20.0	63.4	12.2	69.6
Provision for income taxes	6.2	23.6	2.5	26.0

Net income	$13.8	$39.8	$9.7	$43.6

See notes to unaudited condensed consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$9.7	$43.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on sale of property and equipment	—	(1.5)
Provision for bad debts	2.1	1.3
Depreciation and amortization	10.4	12.4
Gain on extinguishment of debt	(88.4)	—
Amortization of debt issuance costs and discounts on long-term debt	2.9	2.9
Deferred income taxes	13.7	(4.2)
Stock-based compensation	0.2	0.6
Non-cash interest on PIK option	13.8	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	47.7	(77.4)
Inventories	189.9	(108.1)
Prepayments and other	2.0	(0.9)
Accounts payable and accrued liabilities	(18.2)	51.9
Other	(2.8)	6.4

Net cash provided by (used in) operating activities	183.0	(73.0)

Cash flows from investing activities:
Sales of assets	—	4.3
Purchases of assets	(2.3)	(4.9)
Acquisition costs, net of cash acquired	(4.2)	—

Net cash used in investing activities	(6.5)	(0.6)

Cash flows from financing activities:
Borrowings on credit facility	63.5	550.5
Repayments on credit facility	(265.5)	(469.5)
Repayments of long-term debt	(87.7)	(2.3)
Deferred financing costs	—	(0.3)

Net cash (used in) provided by financing activities	(289.7)	78.4

Net (decrease) increase in cash and cash equivalents	(113.2)	4.8
Cash and cash equivalents, beginning of period	166.7	13.6

Cash and cash equivalents, end of period	$53.5	$18.4

Supplemental Cash Flow Information:
Cash paid for interest	$21.9	$41.0

Cash paid for income taxes	$2.9	$1.2

Investments in property, plant and equipment not paid	$—	$0.5

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the six months ended June 30, 2009, approximately 92% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Basis of Presentation

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Metals USA Holdings, Flag Intermediate, and Metals USA and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Interim Financial Information—The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

Subsequent Events—In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 14, 2009.

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

Financial Derivatives—We use financial derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”), which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a statement of operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at June 30, 2009, all have remaining terms of approximately two years or less and the associated underlying transactions are expected to occur within that time frame.

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

Goodwill—Goodwill represents the residual between the consideration transferred in a business combination and the net of the acquisition-date amounts of identifiable assets acquired and liabilities assumed measured at fair value. We use estimates and judgments to measure the fair value of identifiable assets acquired and liabilities assumed.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Short-term investments	$0.2	$0.2	$—	$—
Interest rate swaps	(5.7)	—	(5.7)	—

Total	(5.5)	0.2	(5.7)	—

Unrealized gains or losses on short-term investments and derivatives are recorded in accumulated other comprehensive income (loss) at each measurement date.

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The estimated fair value of the Company’s debt at December 31, 2008 excludes an amount for the Company’s Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) due to the global tightening of credit conditions, which would have made a hypothetical bank refinancing unlikely as of that date. Our Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”) and our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. The estimated fair value of current and long-term debt at December 31, 2008 and June 30, 2009 was $252.1 and $343.0, respectively.

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

Delivery expense totaled $8.3, $16.6, $14.1 and $26.3 for the three and six months ended June 30, 2009 and 2008, respectively.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for interim or annual periods ending after September 15, 2009. SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for second quarter 2009, in accordance with the effective date.

In April 2009, The FASB issued FASB Staff Position SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”). FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in second quarter 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the six months ended June 30, 2009, we have included the statement’s expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

2. Acquisitions

VR Laser Acquisition

On February 20 2009, we purchased substantially all of the operating assets of VR Laser Services USA, Inc. (“VR Laser”) for approximately $4.2. The purchase price was funded by borrowings under our ABL facility. VR Laser was a metal processor of carbon steel plate products located in Philadelphia, Pennsylvania. The total purchase price represents the acquisition-date fair value of the individual assets acquired, which consist entirely of plant and equipment. The VR Laser acquisition replicates much of our existing processing capabilities in our Plates and Shapes Southeast geographic region and expands our service offerings in the marine and defense industries.

3. Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Raw materials—
Plates and Shapes	$130.9	$254.8
Flat Rolled and Non-Ferrous	68.6	111.7
Building Products	7.6	10.9

Total raw materials	207.1	377.4

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	13.0	29.2
Building Products	12.6	16.0

Total work-in-process and finished goods	25.6	45.2

Total inventories	$232.7	$422.6

We recorded write-downs of $20.7 and $40.2 for inventory lower of cost or market adjustments during the three and six months ended June 30, 2009, respectively, in our metals service center businesses.

4. Intangible Assets

The carrying amounts of the Company’s intangible assets are as follows:

	June 30, 2009	December 31, 2008
Customer lists	$40.7	$40.7
Effect of foreign currency	0.1	0.1
Less: Accumulated amortization	(33.0)	(30.3)

	$7.8	$10.5

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.4)	(0.3)

	$2.9	$3.0

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.5)	(0.5)

	$0.1	$0.1

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

Aggregate amortization expense for the three and six months ended June 30, 2009 and 2008 was $1.4, $2.8, $2.3 and $4.6, respectively.

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the remaining lives of the assets:

For the Year Ending	Estimated Amortization Expense
2009 (remaining six months)	$2.3
2010	$3.4
2011	$1.6
2012	$0.5

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

In April 2009, we repaid outstanding borrowings on our ABL facility such that the outstanding balance on the ABL facility was less than the $250.0 notional amount associated with our series of interest rate swap agreements. In connection with the debt repayment, we removed the designation of cash flow hedge from a portion of our interest rate swaps. As a result of the removal of the cash flow hedge designation, we reclassified into earnings $1.7 of cumulative net losses associated with the derivative contract in other comprehensive income (loss) (“OCI”), a component of stockholders’ deficit, during the second quarter of 2009. The underlying derivative instrument will not expire until April 15, 2011, and all subsequent changes in the fair value of this instrument will be prospectively recognized in earnings. The earnings impact is no longer considered hedge ineffectiveness, as defined by SFAS 133, as it is no longer associated with a hedge for accounting purposes.

The Company’s designation as cash flow hedges for accounting purposes continues for the remaining portion of our interest rate swaps. We account for these hedges in accordance with SFAS 133, and therefore defer in OCI the effective portion of cash flow hedging gains and losses that equal the change in cost of the underlying hedged transactions. As the underlying hedged transactions occur, the associated deferred hedging gains and losses are reclassified into earnings to match the change in cost of the transaction. Because we hedge only with derivatives that have high correlation with the underlying transaction cost, changes in derivatives fair value and the underlying cost are expected to largely offset.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

The following table presents the location within the consolidated balance sheet of all assets and liabilities associated with the Company’s outstanding derivatives at June 30, 2009.

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments under SFAS 133	Balance Sheet Location	Fair Value at June 30, 2009	Fair Value at December 31, 2008	Fair Value at June 30, 2009	Fair Value at December 31, 2008
Interest rate swaps	Accrued liabilities	$—	$—	$2.2	$1.8
	Other long-term liabilities	—	—	0.8	4.8

Total derivatives designated as hedging instruments under SFAS 133		$—	$—	$3.0	$6.6

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	Accrued liabilities	$—	$—	$1.7	$—
	Other long-term liabilities	—	—	1.0	—

Total derivatives not designated as hedging instruments under SFAS 133		$—	$—	$2.7	$—

Total derivatives		$—	$—	$5.7	$6.6

The following tables present the pretax impact of the Company’s derivative instruments within the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008. Pretax realized gains and losses from derivatives which are recognized in earnings are included in interest expense in the consolidated statements of operations.

	Derivatives Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008	2009	2008
Interest rate swaps	$0.1	$5.2	$(1.1)	$(0.1)	$—	$—

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008	2009	2008
Interest rate swaps	$0.9	$5.9	$(1.9)	$(0.1)	$—	$—

	Derivatives Not Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest rate swaps	$(1.7)	$—	$(1.7)	$(2.4)

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

6. Other Assets

Other assets consist of the following:

	June 30, 2009	December 31, 2008
Deferred financing costs	$6.6	$8.0
Deferred debt offering costs	6.4	9.6
Deferred management fees	4.3	4.9
Other	1.6	1.6

Total other assets	$18.9	$24.1

Aggregate amortization of debt issuance costs for the three and six months ended June 30, 2009 and 2008 was $0.6, $2.2, $1.0 and $2.0, respectively. For the three and six months ended June 30, 2009, $1.9 and $2.4, respectively, of deferred debt issuance costs were accelerated in connection with the extinguishment of debt during the periods.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2009	December 31, 2008
Accrued salaries and employee benefits	$9.7	$19.3
Accrued taxes, other than income	3.3	3.1
Accrued interest	8.3	14.6
Accrued insurance	5.1	5.2
Accrued audit and tax fees	1.6	0.8
Accrued warranty liability	0.5	0.5
Accrued lease terminations	0.4	0.2
Accrued management fees	4.0	5.4
Accrued Merger consideration—Predecessor common shares outstanding	4.6	6.0
Current portion of interest rate swap liability	3.9	1.7
Other	1.3	4.1

Total accrued liabilities	$42.7	$60.9

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

8. Debt

Debt consists of the following:

	June 30, 2009	December 31, 2008
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$166.0	$368.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	275.0
Senior Floating Rate Toggle Notes due 2012 (2007 Notes)	177.5	293.7
Industrial Revenue Bond	5.7	5.7
Other	0.3	1.8

Total debt	575.8	944.2
Less—current portion of debt	0.1	1.6

Total long-term portion of debt	$575.7	$942.6

The weighted average interest rates under the ABL facility for the three and six months ended June 30, 2009 and 2008 were 2.91%, 3.12%, 3.99% and 4.74%, respectively.

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

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of June 30, 2009, we had $249.6 of eligible collateral, $166.0 in outstanding advances, $14.5 in open letters of credit and $69.1 of additional borrowing capacity. As of June 30, 2009, we had $53.5 of available cash and cash equivalents.

At July 31, 2009, we had $239.8 of eligible collateral, $125.0 in outstanding advances, $14.3 in open letters of credit and $100.5 of additional borrowing capacity. As of July 31, 2009, we had approximately $30.3 of available cash and cash equivalents.

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

For purposes of determining covenant compliance, the FCCR is calculated based on the most recent period of four consecutive fiscal quarters. As long as our borrowing availability is greater than or equal to $45.0, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of June 30, 2009, our FCCR was 0.31.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 0.595%, respectively, as of June 30, 2009.

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes and the 2007 Notes that would provide the holders of the Metals USA Notes and the 2007 Notes with the right to demand immediate repayment. We are in compliance with all covenants as of June 30, 2009.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 5).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $6.6 as of June 30, 2009, are included in other non-current assets.

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

On September 26, 2008, we made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2. The April 1, 2009 PIK Interest payment amounted to $5.6. The Company must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless we elect otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $55.7 as of June 30, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of June 30, 2009.

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

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the three and six months ended June 30, 2009, interest paid on the 2007 Notes held by affiliates amounted to $2.8 and $6.3, respectively, and was paid entirely by PIK Interest. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

Costs related to the issuance of the 2007 Notes were capitalized and are being charged to interest expense over the life of the 2007 Notes. Unamortized issuance costs of $1.7 as of June 30, 2009, are included in other non-current assets.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of June 30, 2009.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of June 30, 2009.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $4.6 as of June 30, 2009, are included in other non-current assets.

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 0.57% at June 30, 2009. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of June 30, 2009.

9. Stockholders’ Deficit

Common Stock—In accordance with its Certificate of Incorporation dated May 9, 2005, and as amended on November 28, 2005, Metals USA Holdings was authorized to issue 30,000,000 shares of capital stock, all of which were shares of common stock, $.01 par value. At June 30, 2009, 14,077,500 shares were issued and outstanding.

10. Stock-Based Compensation

Metals USA Holdings’ Amended and Restated 2005 Stock and Incentive Plan (the “Plan”) permits the issuance of options and restricted stock awards on Metals USA Holdings’ stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. A total of $0.1, $0.2, $0.1 and $0.2 was recorded as stock-based employee compensation during the three and six months ended June 30, 2009 and 2008, respectively.

On January 3, 2007, the Board of Directors of Metals USA Holdings adopted the Metals USA Holdings Corp. 2006 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was adopted in connection with the payment by Metals USA Holdings of a cash dividend of approximately $149.0 to its stockholders on January 3, 2007 (the “January 2007 Dividend”), and credited to individual accounts established for stock option holders an amount equal to $6.56 per share on certain unvested options, for a total of approximately $2.3. Payment of this liability was subject to continued employment for two years following the adoption date. The entire amount was paid in one lump sum on January 5, 2009, upon completion of such period. This modification of the Company’s stock-based compensation resulted in incremental expense of $1.4 related to the Deferred Compensation Plan, which was recognized over a two-year vesting period beginning on the date of adoption of the Deferred Compensation Plan.

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

Tranche A Options

The fair value of Tranche A option awards was estimated on the date of grant using a black-scholes option valuation model. No options have been granted since the first quarter of 2006. The following is a summary of valuation assumptions for Tranche A option grants outstanding as of June 30, 2009:

Expected dividend yield	0%
Expected stock price volatility	54.7%-54.9%
Risk free interest rate	4.0%-4.6%
Expected life of options (in years)	6.5-10.0

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

The following is a summary of stock option activity for Tranche A options for the six-month period ended June 30, 2009:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2008	$6.63	$4.00		555,630
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	$6.93	$4.00		(15,824)

Balance, June 30, 2009	$6.62	$4.00	6.5	539,806

Vested and Exercisable as of:
June 30, 2009		$4.00	6.5	381,380

A summary of nonvested Tranche A stock options for the six-month period ended June 30, 2009, is presented below:

	Weighted Average Grant-Date Fair Value	Number of Options
Nonvested at December 31, 2008	$6.80	178,329
Granted	—	—
Vested	6.27	(4,079)
Exercised	—	—
Canceled or expired	6.93	(15,824)

Nonvested at June 30, 2009	$6.80	158,426

As of June 30, 2009, there was $0.6 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 1.4 years.

Tranche B Options

The fair value of the Tranche B options was also estimated on the date of grant using the same option valuation model used for the Tranche A options. No options have been granted since the first quarter of 2006. The following is a summary of valuation assumptions for Tranche B option grants outstanding as of June 30, 2009:

Expected dividend yield	0%
Expected stock price volatility	54.3%-54.7%
Risk free interest rate	4.0%-5.0%
Expected life of options (in years)	8.0-10.0

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

The following is a summary of stock option activity for Tranche B options for the six-month period ended June 30, 2009:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2008	$6.92	$4.00		395,631
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, June 30, 2009	$6.92	$4.00	6.4	395,631

Vested and Exercisable as of:
June 30, 2009		$4.00	6.4	395,631

All Tranche B stock options outstanding as of June 30, 2009 are fully vested and exercisable.

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. For the six-month period ending June 30, 2009, there were no shares of nonvested restricted stock outstanding.

11. Income Taxes

As of June 30, 2009, our unrecognized tax benefits totaled $7.2, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $0.1 for the six months ended June 30, 2009.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of June 30, 2009, the liability for uncertain income taxes includes interest and penalties of $1.5, of which $0.1 is included in our statement of operations and impacted the Company’s effective income tax rate for the six months ended June 30, 2009.

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

	Three Months Ended June 30
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2009:
Net sales	$124.8	$117.6	$27.2	$(1.8)	$267.8
Operating income (loss)	(17.0)	3.1	0.5	(5.7)	(19.1)
Capital expenditures	1.3	0.1	—	—	1.4
Depreciation and amortization(1)	2.3	1.8	0.6	0.5	5.2
2008:
Net sales	$325.6	$234.5	$36.4	$(3.4)	$593.1
Operating income (loss)	64.2	29.2	(2.5)	(7.5)	83.4
Capital expenditures	1.2	0.6	0.3	—	2.1
Depreciation and amortization(1)	2.2	1.9	0.5	1.2	5.8

	Six Months Ended June 30
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2009:
Net sales	$297.3	$258.5	$46.9	$(4.7)	$598.0
Operating income (loss)	(25.7)	0.8	(3.8)	(11.3)	(40.0)
Capital expenditures	1.7	0.5	—	0.1	2.3
Depreciation and amortization(1)	4.7	3.6	1.2	0.9	10.4
2008:
Net sales	$575.2	$450.5	$62.5	$(6.1)	$1,082.1
Operating income (loss)	92.6	44.1	(8.2)	(13.9)	114.6
Capital expenditures	3.3	0.9	0.6	0.1	4.9
Depreciation and amortization(1)	4.6	3.7	1.8	2.3	12.4

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	June 30, 2009	December 31, 2008
Total Assets:
Plates and Shapes	$317.0	$483.3
Flat Rolled and Non-Ferrous	228.0	309.2
Building Products	53.0	62.0
Corporate and Other	124.1	233.7

Consolidated	$722.1	$1,088.2

Goodwill:
Plates and Shapes	$15.5	$15.5
Flat Rolled and Non-Ferrous	20.5	20.5
Building Products	1.9	1.8
Corporate and Other	11.8	12.1

Consolidated	$49.7	$49.9

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

Changes in goodwill for the six months ended June 30, 2009 are due to adjustments related to tax liabilities.

We recorded a $20.7 write-down for inventory lower of cost or market adjustments during the second quarter of 2009 in our metals service center businesses.

We have implemented certain initiatives within our Building Products segment in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of sales center layouts, and manufacturing consolidation. We continue to evaluate various alternative strategies for our building products business.

Assets classified as held for sale as of June 30, 2009 are associated with a facility within our metals service center business that was closed during the first quarter of 2007. We continue to serve the marketing area of the closed facility with our existing sales force by expanding the responsible territories of other facilities, and through the use of common carrier for product delivery.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at June 30, 2009 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 8) and other letters of credit aggregating $8.7 (total letters of credit of $14.5 at June 30, 2009). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of June 30, 2009, our total withdrawal liability, including interest and amortization charges, amounted to approximately $7.6.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except share amounts)

Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 7) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 are being amortized on a straight-line basis over the term of the agreement. For the three and six months ended June 30, 2009, amortization of deferred management fees was $0.4 and $0.8, with $0.3 and $0.6 recorded as administrative expense and $0.1 and $0.2 recorded as interest expense during each period. For the three and six months ended June 30, 2008, amortization of deferred management fees was $0.3 and $0.6, with $0.2 and $0.4 recorded as administrative expense and $0.1 and $0.2 recorded as interest expense during each period.

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

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the three and six months ended June 30, 2009, interest paid on the 2007 Notes held by affiliates amounted to $2.8 and $6.3, respectively, and was paid entirely by PIK Interest. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

15. Comprehensive Income

The following table sets forth comprehensive income, net of applicable taxes, for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$13.8	$39.8	$9.7	$43.6
Other comprehensive income:
Foreign currency translation adjustments	0.3	0.1	0.2	(0.1)
Unrealized gains (losses) on derivatives	1.1	3.7	1.6	4.1
Unrealized gains (losses) on investment securities	0.1	—	0.1	(0.1)

Total comprehensive income	$15.3	$43.6	$11.6	$47.5

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the six months ended June 30, 2009, approximately 92% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

However, global and economic conditions are significantly less favorable compared with those experienced during the first half of 2008. The level of global economic activity has declined through the latter part of 2008 and the first half of 2009, as the world’s major economies, including the U.S. and European region, are experiencing difficulties related to, in large part, the tightening of credit conditions globally. The impact of economic uncertainty on steel markets has become more apparent over the past nine months as the volatile global economic climate has resulted in softening demand and prices for steel products. As demand has slowed along with the worldwide economy, steel prices globally have deteriorated.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended June 30, 2009 Compared to June 30, 2008

	2009	%	2008	%
	(In millions, except percentages)
Net sales	$267.8	100.0%	$593.1	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	228.8	85.4%	422.9	71.3%
Operating and delivery	31.2	11.7%	49.5	8.3%
Selling, general and administrative	22.1	8.3%	33.4	5.6%
Depreciation and amortization	4.8	1.8%	5.4	0.9%
Gain on sale of property and equipment	—	—	(1.5)	-0.3%

Operating income (loss)	(19.1)	-7.1%	83.4	14.1%
Interest expense	17.2	6.4%	19.9	3.4%
Gain on extinguishment of debt	(56.1)	-20.9%	—	—
Other (income) expense, net	(0.2)	-0.1%	0.1	0.0%

Income before income taxes	$20.0	7.5%	$63.4	10.7%

Net sales. Net sales decreased $325.3 million, or 54.8%, from $593.1 million for the three months ended June 30, 2008 to $267.8 million for the three months ended June 30, 2009. The decrease was primarily attributable to a 43.1% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 24.0% decrease in average realized prices. Net sales decreased $9.2 million for our Building Products Group.

Cost of sales. Cost of sales decreased $194.1 million, or 45.9%, from $422.9 million for the three months ended June 30, 2008, to $228.8 million for the three months ended June 30, 2009. The decrease was primarily attributable to a 43.1% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 6.3% decrease in the average cost per ton for our metals service center businesses. Cost of sales for our Building Products Group decreased $9.3 million. We recorded a $20.7 million write-down for inventory lower of cost or market adjustments in our metal service center businesses as a result of continued price decreases and weak demand for steel products during the second quarter of 2009. Inventory tonnage on hand as of June 30, 2009 was reduced 16.7% from March 31, 2009. Cost of sales as a percentage of net sales increased from 71.3% for the second quarter of 2008 to 85.4% for the second quarter of 2009 primarily due to the lower of cost or market write-down discussed above.

Operating and delivery. Operating and delivery expenses decreased $18.3 million, or 37.0%, from $49.5 million for the three months ended June 30, 2008 to $31.2 million for the three months ended June 30, 2009. The decrease was a result of lower variable costs associated with decreased shipments. As a percentage of net sales, operating and delivery expenses increased from 8.3% for the three months ended June 30, 2008 to 11.7% for the three months ended June 30, 2009.

Selling, general and administrative. Selling, general and administrative expenses decreased $11.3 million, or 33.8%, from $33.4 million for the three months ended June 30, 2008 to $22.1 million for the three months ended June 30, 2009. Lower variable costs of $6.3 million associated with decreased incentive compensation were the primary contributor to the period-over-period decrease. As a percentage of net sales, selling, general and administrative expenses increased from 5.6% for the three months ended June 30, 2008 to 8.3% for the three months ended June 30, 2009.

Depreciation and amortization. Depreciation and amortization expense decreased $0.6 million, or 11.1%, from $5.4 million for the three months ended June 30, 2008 to $4.8 million for the three months ended June 30, 2009. The decrease was primarily due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

Operating income (loss). Operating income (loss) decreased $102.5 million, or 122.9%, from operating income of $83.4 million for the three months ended June 30, 2008 to an operating loss of $19.1 million for the three months ended June 30, 2009. The decrease was primarily a result of the decrease in net sales discussed above. As a percentage of net sales, operating income (loss) decreased from 14.1% for the three months ended June 30, 2008 to (7.1%) for the three months ended June 30, 2009.

Interest expense. Interest expense decreased $2.7 million, or 13.6%, from $19.9 million for the three months ended June 30, 2008 to $17.2 million for the three months ended June 30, 2009. The decrease was primarily a function of reduced borrowings, in addition to lower average interest rates, on our ABL facility, as well as debt extinguishments and a lower LIBOR base rate on the 2007 Notes. The weighted average outstanding balance on our ABL facility decreased from $359.2 million for the three months ended June 30, 2008 to $207.9 million for the same period of 2009. The weighted average facility rate decreased from 3.99% for the three months ended June 30, 2008 to 2.91% for the three months ended June 30, 2009.

Consolidated Results—Six Months Ended June 30, 2009 Compared to June 30, 2008

	2009	%	2008	%
	(In millions, except percentages)
Net sales	$598.0	100.0%	$1,082.1	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	516.5	86.4%	799.5	73.9%
Operating and delivery	65.9	11.0%	96.0	8.9%
Selling, general and administrative	46.1	7.7%	62.6	5.8%
Depreciation and amortization	9.5	1.6%	10.9	1.0%
Gain on sale of property and equipment	—	—	(1.5)	-0.1%

Operating income (loss)	(40.0)	-6.7%	114.6	10.6%
Interest expense	36.5	6.1%	45.0	4.2%
Gain on extinguishment of debt	(88.4)	-14.8%	—	—
Other (income) expense, net	(0.3)	-0.1%	—	—

Income before income taxes	$12.2	2.0%	$69.6	6.4%

Net sales. Net sales decreased $484.1 million, or 44.7%, from $1,082.1 million for the six months ended June 30, 2008 to $598.0 million for the six months ended June 30, 2009. The decrease was primarily attributable to a 39.5% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 10.6% decrease in average realized prices. Net sales decreased $15.6 million for our Building Products Group.

Cost of sales. Cost of sales decreased $283.0 million, or 35.4%, from $799.5 million for the six months ended June 30, 2008, to $516.5 million for the six months ended June 30, 2009. The decrease was primarily attributable to a 39.5% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a 6.3% increase in the average cost per ton for our metals service center businesses. Cost of sales decreased $15.0 million for our Building Products Group. We recorded a $40.2 million write-down for inventory lower of cost or market adjustments in our metal service center businesses as a result of continued price decreases and weak demand for steel products during the first six months of 2009. Inventory tonnage on hand as of June 30, 2009 was reduced 31.9% from December 31, 2008. Cost of sales as a percentage of net sales increased from 73.9% for the first six months of 2008 to 86.4% for the first six months of 2009 primarily due to the lower of cost or market write-down discussed above.

Operating and delivery. Operating and delivery expenses decreased $30.1 million, or 31.4%, from $96.0 million for the six months ended June 30, 2008 to $65.9 million for the six months ended June 30, 2009. The decrease was a result of lower variable costs associated with decreased shipments. As a percentage of net sales, operating and delivery expenses increased from 8.9% for the six months ended June 30, 2008 to 11.0% for the six months ended June 30, 2009.

Selling, general and administrative. Selling, general and administrative expenses decreased $16.5 million, or 26.4%, from $62.6 million for the six months ended June 30, 2008 to $46.1 million for the six months ended June 30, 2009. Lower variable costs of $9.3 million associated with decreased incentive compensation were the primary contributor to the period-over-period decrease. As a percentage of net sales, selling, general and administrative expenses increased from 5.8% for the six months ended June 30, 2008 to 7.7% for the six months ended June 30, 2009.

Depreciation and amortization. Depreciation and amortization expense decreased $1.4 million, or 12.8%, from $10.9 million for the six months ended June 30, 2008 to $9.5 million for the six months ended June 30, 2009. The decrease was primarily due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

Operating income (loss). Operating income (loss) decreased $154.6 million, or 134.9%, from operating income of $114.6 million for the six months ended June 30, 2008 to an operating loss of $40.0 million for the six months ended June 30, 2009. The decrease was primarily a result of the decrease in net sales discussed above. As a percentage of net sales, operating income (loss) decreased from 10.6% for the six months ended June 30, 2008 to (6.7%) for the six months ended June 30, 2009.

Interest expense. Interest expense decreased $8.5 million, or 18.9%, from $45.0 million for the six months ended June 30, 2008 to $36.5 million for the six months ended June 30, 2009. The decrease was primarily a function of reduced borrowings, in addition to lower average interest rates, on our ABL facility, as well as debt extinguishments and a lower LIBOR base rate on the 2007 Notes. The weighted average outstanding balance on our ABL facility decreased from $338.1 million for the six months ended June 30, 2008 to $260.3 million for the same period of 2009. The weighted average facility rate decreased from 4.74% for the six months ended June 30, 2008 to 3.12% for the six months ended June 30, 2009.

Segment Results—Three Months Ended June 30, 2009 Compared to June 30, 2008

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
	(in millions, except tonnage)
2009:
Plates and Shapes	$124.8	$141.8	$(17.0)	$1.3	120
Flat Rolled and Non-Ferrous	117.6	114.5	3.1	0.1	110
Building Products	27.2	26.7	0.5	—	—
Corporate and other	(1.8)	3.9	(5.7)	—	(2)

Total	$267.8	$286.9	$(19.1)	$1.4	228

2008:
Plates and Shapes	$325.6	$261.4	$64.2	$1.2	240
Flat Rolled and Non-Ferrous	234.5	205.3	29.2	0.6	164
Building Products	36.4	38.9	(2.5)	0.3	—
Corporate and other	(3.4)	4.1	(7.5)	—	(3)

Total	$593.1	$509.7	$83.4	$2.1	401

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales decreased $200.8 million, or 61.7%, from $325.6 million for the three months ended June 30, 2008 to $124.8 million for the three months ended June 30, 2009. The decrease was primarily attributable to a 50.0% decrease in shipments, in addition to a 23.3% decrease in average realized prices, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Operating costs and expenses decreased $119.6 million, or 45.8%, from $261.4 million for the three months ended June 30, 2008 to $141.8 million for the three months ended June 30, 2009. The decrease was primarily attributable to a 50.0% decrease in shipments, partially offset by a 6.7% increase in the average cost per ton for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This segment recorded a $16.9 million write-down for inventory lower of cost or market adjustments during the second quarter of 2009.

Operating income (loss) decreased by $81.2 million, or 126.5%, from operating income of $64.2 million for the three months ended June 30, 2008 to an operating loss of $17.0 million for the three months ended June 30, 2009. The decrease primarily resulted from lower net sales which were driven by a decrease in shipments, in addition to the charges incurred to write-down the segment’s inventories as of June 30, 2009, as discussed above. Operating income (loss) as a percentage of net sales decreased from 19.7% for the three months ended June 30, 2008 to (13.6%) for the three months ended June 30, 2009.

Flat Rolled and Non-Ferrous. Net sales decreased $116.9 million, or 49.9%, from $234.5 million for the three months ended June 30, 2008 to $117.6 million for the three months ended June 30, 2009. The decrease was primarily attributable to a 32.9% decrease in shipments, in addition to a 25.2% decrease in average realized prices, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Sales of non-ferrous metals accounted for 36.7% of the segment’s sales product mix for the second quarter of 2009, compared to 42.1% for the second quarter of 2008.

Operating costs and expenses decreased $90.8 million, or 44.2%, from $205.3 million for the three months ended June 30, 2008 to $114.5 million for the three months ended June 30, 2009. The decrease was primarily attributable to a decrease in shipments of 32.9% in addition to a decrease in the average cost per ton of 20.8%. This segment recorded a $3.8 million write-down for inventory lower of cost or market adjustments during the second quarter of 2009. Operating costs and expenses as a percentage of net sales increased from 87.5% for the three months ended June 30, 2008 to 97.4% for the three months ended June 30, 2009.

Operating income decreased by $26.1 million, or 89.4%, from $29.2 million for the three months ended June 30, 2008 to $3.1 million for the three months ended June 30, 2009. The decrease was primarily attributable to the decrease in sales volumes discussed above, which was primarily a function of lower shipments. Operating income as a percentage of net sales decreased from 12.5% for the three months ended June 30, 2008 to 2.6% for the three months ended June 30, 2009.

Building Products. Net sales decreased $9.2 million, or 25.3%, from $36.4 million for the three months ended June 30, 2008 to $27.2 million for the three months ended June 30, 2009. The sales decrease was driven by lower home improvement remodeling activity. Consumer spending on residential remodeling has decreased dramatically due to the depreciation of homes, lower limits on home equity loans and decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to significant contraction in the remodeling industry and negative growth in our Building Products Group.

Operating costs and expenses decreased $12.2 million, or 31.4%, from $38.9 million for the three months ended June 30, 2008 to $26.7 million for the three months ended June 30, 2009. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, and to a lesser extent due to cost reduction measures which were implemented to align the cost structure of the segment to current levels of lower market demand. Operating costs and expenses as a percentage of net sales decreased from 106.9% for the three months ended June 30, 2008 to 98.2% for the same period of 2009.

Operating income (loss) increased by $3.0 million, or 120.0%, from an operating loss of $2.5 million for the three months ended June 30, 2008 to operating income of $0.5 million for the three months ended June 30, 2009. The increase was primarily attributable to lower operating costs, which decreased at a rate greater than the decline in sales discussed above. Operating income (loss) as a percentage of net sales was 1.8% for the three months ended June 30, 2009, as compared to (6.9%) for the three months ended June 30, 2008.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $1.8 million, or 24.0%, from $7.5 million for the three months ended June 30, 2008 to $5.7 million for the three months ended June 30, 2009.

Segment Results—Six Months Ended June 30, 2009 Compared to June 30, 2008

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
	(in millions, except tonnage)
2009:
Plates and Shapes	$297.3	$323.0	$(25.7)	$1.7	257
Flat Rolled and Non-Ferrous	258.5	257.7	0.8	0.5	223
Building Products	46.9	50.7	(3.8)	—	—
Corporate and other	(4.7)	6.6	(11.3)	0.1	(4)

Total	$598.0	$638.0	$(40.0)	$2.3	476

2008:
Plates and Shapes	$575.2	$482.6	$92.6	$3.3	460
Flat Rolled and Non-Ferrous	450.5	406.4	44.1	0.9	332
Building Products	62.5	70.7	(8.2)	0.6	—
Corporate and other	(6.1)	7.8	(13.9)	0.1	(5)

Total	$1,082.1	$967.5	$114.6	$4.9	787

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales decreased $277.9 million, or 48.3%, from $575.2 million for the six months ended June 30, 2008 to $297.3 million for the six months ended June 30, 2009. The decrease was primarily attributable to a 44.1% decrease in shipments, in addition to a 7.5% decrease in average realized prices, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Operating costs and expenses decreased $159.6 million, or 33.1%, from $482.6 million for the six months ended June 30, 2008 to $323.0 million for the six months ended June 30, 2009. The decrease was primarily attributable to a 44.1% decrease in shipments, partially offset by a 20.0% increase in the average cost per ton for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This segment recorded a $31.3 million write-down for inventory lower of cost or market adjustments during the first six months of 2009.

Operating income (loss) decreased by $118.3 million, or 127.8%, from operating income of $92.6 million for the six months ended June 30, 2008 to operating loss of $25.7 million for the six months ended June 30, 2009. The decrease primarily resulted from lower net sales which were driven by a decrease in shipments, in addition to the charges incurred to write-down the segment’s inventories as of June 30, 2009, as discussed above. Operating income (loss) as a percentage of net sales was (8.6%) for the six months ended June 30, 2009 compared to 16.1% for the six months ended June 30, 2008.

Flat Rolled and Non-Ferrous. Net sales decreased $192.0 million, or 42.6%, from $450.5 million for the six months ended June 30, 2008 to $258.5 million for the six months ended June 30, 2009. The decrease was primarily attributable to a 32.8% decrease in shipments, in addition to a 14.6% decrease in average realized prices, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Sales of non-ferrous metals accounted for 36.4% of the segment’s sales product mix for the first six months of 2009, compared to 44.0% for the first six months of 2008.

Operating costs and expenses decreased $148.7 million, or 36.6%, from $406.4 million for the six months ended June 30, 2008 to $257.7 million for the six months ended June 30, 2009. The decrease was primarily attributable to a decrease in shipments of 32.8% in addition to a decrease in the average cost per ton of 8.4%. This segment recorded an $8.9 million write-down for inventory lower of cost or market adjustments during the first six months of 2009. Operating costs and expenses as a percentage of net sales increased from 90.2% for the six months ended June 30, 2008 to 99.7% for the six months ended June 30, 2009.

Operating income decreased by $43.3 million, or 98.2%, from $44.1 million for the six months ended June 30, 2008 to $0.8 million for the six months ended June 30, 2009. The decrease was primarily attributable to the decrease in sales volumes discussed above, which were a primarily a function of lower shipments. Operating income as a percentage of net sales decreased from 9.8% for the six months ended June 30, 2008 to 0.3% for the six months ended June 30, 2009.

Building Products. Net sales decreased $15.6 million, or 25.0%, from $62.5 million for the six months ended June 30, 2008 to $46.9 million for the six months ended June 30, 2009. Softness in the residential remodeling market continued to produce period-over-period net sales decreases for our Building Products Group.

Operating costs and expenses decreased $20.0 million, or 28.3%, from $70.7 million for the six months ended June 30, 2008 to $50.7 million for the six months ended June 30, 2009. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, in addition to certain initiatives the segment has taken in response to the downturn in the housing and remodeling markets. Management has continued to focus on cost reduction in order to mitigate the impact of lower operating levels resulting from the market downturn. Operating costs and expenses as a percentage of net sales decreased from 113.1% for the six months ended June 30, 2008 to 108.1% for the six months ended June 30, 2009.

Operating loss decreased by $4.4 million, or 53.7%, from $8.2 million for the six months ended June 30, 2008 to $3.8 million for the six months ended June 30, 2009. The decrease was primarily attributable to lower operating costs, which decreased at a rate greater than the decline in sales discussed above. Operating loss as a percentage of net sales decreased from 13.1% for the six months ended June 30, 2008 to 8.1% for the six months ended June 30, 2009.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $2.6 million, or 18.7%, from $13.9 million for the six months ended June 30, 2008 to $11.3 million for the six months ended June 30, 2009.

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

The FCCR is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to our stockholders, making acquisitions and incurring additional debt. In addition, the applicable interest rates associated with the ABL facility are determined by the FCCR (see “Financing Activities—The ABL facility—Interest Rate and Fees” and “Financing Activities—Covenant Compliance” below).

As of June 30, 2009, our FCCR, as defined by the ABL facility, was 0.31. Under the terms of the ABL facility, as long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. As of June 30, 2009, our borrowing availability was $69.1 million.

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

As of June 30, 2009, we had $249.6 million of eligible collateral, $166.0 million in outstanding advances, $14.5 million in open letters of credit and $69.1 million of additional borrowing capacity. As of June 30, 2009, we had $53.5 million of available cash and cash equivalents.

At July 31, 2009, we had $239.8 million of eligible collateral, $125.0 million in outstanding advances, $14.3 million in open letters of credit and $100.5 million of additional borrowing capacity. As of July 31, 2009, we had approximately $30.3 million of available cash and cash equivalents.

Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See Financing Activities below.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At June 30, 2009, our long-term debt consisted of $166.0 million of outstanding borrowings on the ABL facility, $226.3 million principal amount of the Metals USA Notes, $177.5 million principal amount of the 2007 Notes, an Industrial Revenue Bond with $5.7 million principal amount outstanding and $0.2 million in vendor financing and purchase money notes.

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

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) decreased from $699.0 million at December 31, 2008 to $364.0 million at June 30, 2009.

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

During the six months ended June 30, 2009, net cash provided by operating activities was $183.0 million. This amount represents net income, adjusted for gain on extinguishment of debt and costs that did not involve cash flows for the period, of negative $35.6 million, in addition to changes in operating assets and liabilities that resulted in a cash inflow of $218.6 million for the period, an amount that was primarily attributable to decreases in accounts receivable and inventories. During the six months ended June 30, 2008, net cash used in operating activities was $73.0 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period and gains on the sale of property and equipment, of $55.1 million, in addition to changes in operating assets and liabilities that resulted in a cash outflow of $128.1 million for the period, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $6.5 million for the six months ended June 30, 2009, and consisted of $4.2 million for the acquisition of VR Laser and $2.3 million of capital expenditures. Net cash used in investing activities was $0.6 million for the six months ended June 30, 2008, and consisted of $4.9 million of purchases of assets partially offset by proceeds from sales of assets of $4.3 million. For the six months ended June 30, 2008, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility.

Net cash used in financing activities was $289.7 million for the six months ended June 30, 2009, and consisted primarily of net repayments on the ABL facility of $202.0 million, in addition to repayments of other long-term debt of $87.7 million. Net cash provided by financing activities was $78.4 million for the six months ended June 30, 2008, and consisted primarily of net borrowings on the ABL facility of $81.0 million.

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

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Net income	$13.8	$39.8	$9.7	$43.6
Depreciation and amortization(1)	5.2	5.8	10.4	12.4
Interest expense	17.2	19.9	36.5	45.0
Gain on extinguishment of debt	(56.1)	—	(88.4)	—
Provision for income taxes	6.2	23.6	2.5	26.0
Other (income) expense	(0.2)	0.1	(0.3)	—

EBITDA	(13.9)	89.2	(29.6)	127.0
Covenant defined adjustments:
Facilities closure(2)	—	2.8	0.4	4.7
Stock options and grant expense(3)	0.1	0.3	0.2	0.6
Management fees(4)	0.3	0.3	0.6	0.6

Adjusted EBITDA(5)	$(13.5)	$92.6	$(28.4)	$132.9

Fixed charge coverage ratio numerator(6)	$38.4	$171.6	$38.4	$171.6
Fixed charge coverage ratio denominator(6)	$124.0	$73.8	$124.0	$73.8
Fixed charge coverage ratio(6)	0.31	2.33	0.31	2.33

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	This amount represents charges in the Building Products Group for severance costs incurred in the first quarter of 2009 and the closure of five facilities during the respective periods of 2008.
(3)	Non-cash stock option and stock grant expense.
(4)	Includes accrued expenses related to the management agreement we have with Apollo.
(5)	As defined by the loan and security agreement governing the ABL facility.
(6)	This amount represents the FCCR, as defined by the ABL facility.

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

As of June 30, 2009, we had $249.6 million of eligible collateral, $166.0 million in outstanding advances, $14.5 million in open letters of credit and $69.1 million of additional borrowing capacity. As of June 30, 2009, we had $53.5 million of available cash and cash equivalents.

At July 31, 2009, we had $239.8 million of eligible collateral, $125.0 million in outstanding advances, $14.3 million in open letters of credit and $100.5 million of additional borrowing capacity. As of July 31, 2009, we had approximately $30.3 million of available cash and cash equivalents.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 0.595%, respectively, as of June 30, 2009.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which, as long as borrowing availability is greater or equal to $45.0 million and in the absence of default, is controlled by Metals USA. As long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of June 30, 2009, our FCCR was 0.31.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the six months ended June 30, 2009 amounted to $3.6 million of additional interest expense, consisting of $1.9 million of gains and losses that effectively offset changes in the cost of the Company’s hedged exposure, and $1.7 million of changes in the fair value of derivatives, an amount that was excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $5.7 million at June 30, 2009, with $3.9 million classified as accrued liabilities and $1.8 million classified as other long-term liabilities in the consolidated balance sheet.

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

On September 26, 2008, we made a permitted election under the indenture governing the 2007 Notes to pay all interest that was due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2 million. The April 1, 2009 PIK Interest payment amounted to $5.6 million. The Company must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless we elect otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $55.7 million as of June 30, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of June 30, 2009.

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

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the three and six months ended June 30, 2009, interest paid on the 2007 Notes held by affiliates amounted to $2.8 and $6.3 million, respectively, and was paid entirely by PIK Interest. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of June 30, 2009.

Covenant compliance

Our FCCR as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures and a denominator consisting of interest expense and certain distributions, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of June 30, 2009, our FCCR was 0.31. As of June 30, 2009, we had $69.1 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indentures governing the Metals USA Notes and the 2007 Notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt and making certain acquisitions, if we are unable to meet defined Adjusted EBITDA to Fixed Charges and consolidated total debt ratios (each, as defined). The covenants in the indenture requires us to have an Adjusted EBITDA to Fixed Charge ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are not able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indentures. The most restrictive of the covenants in all of our debt agreements is the FCCR in our ABL facility; accordingly, we have presented our covenant compliance on that basis.

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

Both the loan and security agreement governing the ABL facility and the indentures governing the Metals USA Notes and the 2007 Notes contain restrictions as to the payment of dividends. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $55.7 million as of June 30, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of June 30, 2009. As of June 30, 2009, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $146.0 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at June 30, 2009.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for interim or annual periods ending after September 15, 2009. SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for second quarter 2009, in accordance with the effective date.

In April 2009, The FASB issued FASB Staff Position SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”). FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in second quarter 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the six months ended June 30, 2009, we have included the statement’s expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility and the 2007 Notes, both of which are subject to variable interest rates. As of June 30, 2009, outstanding borrowings under the ABL facility were $166.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the six months ended June 30, 2009, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $1.3 million for the period.

As of June 30, 2009, the outstanding principal amount of the 2007 Notes was $177.5 million. Based on this amount, a one percent increase or decrease in the base rate would have resulted in a change to pretax interest expense of $0.9 million for the six months ended June 30, 2009. At July 31, 2009, the 2007 Notes were traded at approximately 64% of face value, based on quoted market prices.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the six months ended June 30, 2009 amounted to $3.6 million of additional interest expense, consisting of $1.9 million of gains and losses that effectively offset changes in the cost of the Company’s hedged exposure, and $1.7 million of changes in the fair value of derivatives, an amount that was excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $5.7 million at

June 30, 2009, with $3.9 million classified as accrued liabilities and $1.8 million classified as other long-term liabilities in the consolidated balance sheet.

$226.3 million aggregate principal amount of Metals USA Notes were outstanding at June 30, 2009, with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At July 31, 2009, the Metals USA Notes were traded at approximately 90% of face value, based on quoted market prices.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated August 14, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated August 14, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated August 14, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated August 14, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA HOLDINGS CORP.

Date: August 14, 2009	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer