Form 10-Q
period 2009-09-30
Metals USA Holdings Corp.
filed 2009-11-02
CIK 1362491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock outstanding at November 2, 2009 of Metals USA Holdings Corp.: 14,077,500

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

METALS USA HOLDINGS CORP. AND

SUBSIDIARIES

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash	$20.1	$166.7
Accounts receivable, net of allowance of $8.9 and $8.8, respectively	127.5	189.3
Inventories	226.0	422.6
Deferred income tax asset	22.6	23.6
Prepayments and other	3.4	6.5

Total current assets	399.6	808.7
Property and equipment, net	187.0	190.1
Assets held for sale, net	—	1.8
Intangible assets, net	9.6	13.6
Goodwill	49.0	49.9
Other assets	17.3	24.1

Total assets	$662.5	$1,088.2

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$45.5	$47.2
Accrued liabilities	50.1	60.9
Current portion of long-term debt	0.1	1.6

Total current liabilities	95.7	109.7
Long-term debt, less current portion	501.0	942.6
Deferred income tax liability	84.7	62.2
Other long-term liabilities	22.0	24.7

Total liabilities	703.4	1,139.2

Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.01 par value, 30,000,000 shares authorized, 14,077,500 issued and outstanding at September 30, 2009 and December 31, 2008	0.1	0.1
Additional paid-in capital	6.7	6.4
Retained deficit	(46.6)	(54.5)
Accumulated other comprehensive loss	(1.1)	(3.0)

Total stockholders’ deficit	(40.9)	(51.0)

Total liabilities and stockholders’ deficit	$662.5	$1,088.2

See notes to unaudited condensed consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales	$255.4	$617.7	$853.4	$1,699.8
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	185.9	446.4	702.4	1,245.9
Operating and delivery	31.6	48.6	97.5	144.6
Selling, general and administrative	20.5	33.9	66.6	96.5
Depreciation and amortization	4.7	5.3	14.2	16.2
Gain on sale of property and equipment	—	(0.9)	—	(2.4)

Operating income (loss)	12.7	84.4	(27.3)	199.0
Other (income) expense:
Interest expense	14.0	20.4	50.5	65.4
Gain on extinguishment of debt	(0.7)	—	(89.1)	—
Other (income) expense, net	—	0.2	(0.3)	0.2

Income (loss) before income taxes	(0.6)	63.8	11.6	133.4
Provision for income taxes	1.2	27.8	3.7	53.8

Net income (loss)	$(1.8)	$36.0	$7.9	$79.6

See notes to unaudited condensed consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$7.9	$79.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of property and equipment	—	(2.4)
Provision for bad debts	2.7	2.3
Depreciation and amortization	15.9	18.2
Gain on extinguishment of debt	(89.1)	—
Amortization of debt issuance costs and discounts on long-term debt	4.1	4.4
Deferred income taxes	22.5	(1.9)
Stock-based compensation	0.3	0.8
Non-cash interest on PIK option	17.6	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	59.1	(81.8)
Inventories	196.6	(152.7)
Prepayments and other	3.1	(0.6)
Accounts payable and accrued liabilities	(11.0)	26.9
Other	(1.3)	9.5

Net cash provided by (used in) operating activities	228.4	(97.7)

Cash flows from investing activities:
Sales of assets	0.2	9.5
Purchases of assets	(3.6)	(8.9)
Acquisition costs, net of cash acquired	(4.2)	—

Net cash (used in) provided by investing activities	(7.6)	0.6

Cash flows from financing activities:
Borrowings on credit facility	79.0	959.5
Repayments on credit facility	(357.0)	(698.0)
Repayments of long-term debt	(89.4)	(2.3)
Deferred financing costs	—	(2.6)

Net cash (used in) provided by financing activities	(367.4)	256.6

Net (decrease) increase in cash and cash equivalents	(146.6)	159.5
Cash and cash equivalents, beginning of period	166.7	13.6

Cash and cash equivalents, end of period	$20.1	$173.1

Supplemental Cash Flow Information:
Cash paid for interest	$25.8	$58.1

Cash paid (received) for income taxes	$(16.4)	$28.1

Investments in property, plant and equipment not paid	$—	$0.2

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the nine months ended September 30, 2009, approximately 91% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Subsequent Events—In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 2, 2009.

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

Financial Derivatives—We use financial derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. The Company accounts for its derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” (“ASC 815”), which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a statement of operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at September 30, 2009, all have remaining terms of approximately two years or less.

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

Fair Value of Financial Assets and Liabilities—ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Short-term investments	$0.2	$0.2	$—	$—
Interest rate swaps	(6.4)	—	(6.4)	—

Total	(6.2)	0.2	(6.4)	—

Unrealized gains or losses on short-term investments and derivatives are recorded in accumulated other comprehensive income (loss) at each measurement date.

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The estimated fair value of the Company’s debt at December 31, 2008 excludes an amount for the Company’s Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) due to the global tightening of credit conditions, which would have made a hypothetical bank refinancing unlikely as of that date. Our Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”) and our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. The estimated fair value of current and long-term debt at December 31, 2008 and September 30, 2009 was $252.1 and $429.3, respectively.

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

Delivery expense totaled $8.2, $24.7, $13.5 and $39.8 for the three and nine months ended September 30, 2009 and 2008, respectively.

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

New Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

In April 2009, The FASB issued guidance now codified as ASC Topic 825, “Financial Instruments” (“ASC 825”). The pronouncement amends previous ASC 825 guidance to require disclosures about the fair value of financial instruments in all interim as well as annual financial statements. This pronouncement was effective for interim periods ending after June 15, 2009 and the Company adopted its provisions in the second quarter of 2009.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous ASC 350 guidance, thereby improving the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations” (“ASC 805”). This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting this pronouncement. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the nine months ended September 30, 2009, we have included the expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition that closed during the first quarter of 2009 (see Note 2 below). The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

2. Acquisitions

VR Laser Acquisition

On February 20, 2009, we purchased substantially all of the operating assets of VR Laser Services USA, Inc. (“VR Laser”) for approximately $4.2. The purchase price was funded by borrowings under our ABL facility. VR Laser was a metal processor of carbon steel plate products located in Philadelphia, Pennsylvania. The total

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

purchase price represents the acquisition-date fair value of the individual assets acquired, which consist entirely of plant and equipment. The VR Laser acquisition replicates much of our existing processing capabilities in our Plates and Shapes Southeast geographic region and expands our service offerings in the marine and defense industries.

3. Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw materials—
Plates and Shapes	$128.2	$254.8
Flat Rolled and Non-Ferrous	63.4	111.7
Building Products	7.6	10.9

Total raw materials	199.2	377.4

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	14.7	29.2
Building Products	12.1	16.0

Total work-in-process and finished goods	26.8	45.2

Total inventories	$226.0	$422.6

We recorded write-downs of $6.5 and $46.7 for inventory lower of cost or market adjustments during the three and nine months ended September 30, 2009, respectively, in our metals service center business.

4. Intangible Assets

The carrying amounts of the Company’s intangible assets are as follows:

	September 30, 2009	December 31, 2008
Customer lists	$40.7	$40.7
Effect of foreign currency	0.1	0.1
Less: Accumulated amortization	(34.1)	(30.3)

	$6.7	$10.5

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.5)	(0.3)

	$2.8	$3.0

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.5)	(0.5)

	$0.1	$0.1

Aggregate amortization expense for the three and nine months ended September 30, 2009 and 2008 was $1.2, $4.0, $2.0 and $6.6, respectively.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the remaining lives of the assets:

For the Year Ending	Estimated Amortization Expense
2009 (remaining three months)	$1.2
2010	$3.4
2011	$1.6
2012	$0.5

5. Derivatives

In February 2008, we entered into a series of interest rate swap agreements that entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month London Interbank Offered Rate (“LIBOR”) and pay a fixed rate that ranges from 2.686% to 2.997%, thereby converting a combined $250.0 notional amount of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. The interest rate swap agreements all have initial terms of approximately three years or less.

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

As of September 30, 2009, and in connection with additional repayments of outstanding borrowings on the ABL facility, we removed the designation of cash flow hedge from the remaining portion of our interest rate swaps. As a result of the removal of the cash flow hedge designations, we will discontinue prospectively the use of hedge accounting on our remaining interest rate swaps. For the amount associated with the forecasted transactions still expected to occur, the net derivative instrument losses at the date of de-designation associated with these discontinued cash flow hedges will continue to be reported in OCI, and will be reclassified from OCI into earnings in the same periods during which the hedged forecasted transactions affect earnings. All subsequent changes in the fair value of these instruments will be prospectively recognized in earnings.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following table presents the location within the consolidated balance sheet of all assets and liabilities associated with the Company’s outstanding derivatives at September 30, 2009.

Derivatives designated as hedging instruments under ASC 815	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at September 30, 2009	Fair Value at December 31, 2008	Fair Value at September 30, 2009	Fair Value at December 31, 2008
Interest rate swaps	Accrued liabilities	$—	$—	$—	$1.8
	Other long-term liabilities	—	—	—	4.8

Total derivatives designated as hedging instruments under ASC 815		$—	$—	$—	$6.6

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	Accrued liabilities	$—	$—	$4.4	$—
	Other long-term liabilities	—	—	2.0	—

Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$6.4	$—

Total derivatives		$—	$—	$6.4	$6.6

The following tables present the pretax impact of the Company’s derivative instruments within the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008. Pretax realized gains and losses from derivatives which are recognized in earnings are included in interest expense in the consolidated statements of operations.

	Derivatives Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008	2009	2008
Interest rate swaps	$(0.4)	$(1.6)	$(1.3)	$(0.1)	$—	$—

	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008	2009	2008
Interest rate swaps	$(1.3)	$5.1	$(3.2)	$(0.2)	$—	$—

	Derivatives Not Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest rate swaps	$(0.3)	$—	$(2.0)	$(2.4)

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

6. Other Assets

Other assets consist of the following:

	September 30, 2009	December 31, 2008
Deferred financing costs	$6.0	$8.0
Deferred debt offering costs	6.0	9.6
Deferred management fees	4.0	4.9
Other	1.3	1.6

Total other assets	$17.3	$24.1

Aggregate amortization of debt issuance costs for the three and nine months ended September 30, 2009 and 2008 was $1.0, $3.2, $1.1 and $3.1, respectively. For the nine months ended September 30, 2009, $2.4 of deferred debt issuance costs were accelerated in connection with the extinguishment of debt during the period.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2009	December 31, 2008
Accrued salaries and employee benefits	$11.1	$19.3
Accrued taxes, other than income	4.0	3.1
Accrued interest	14.3	14.6
Accrued insurance	4.8	5.2
Accrued audit and tax fees	1.3	0.8
Accrued warranty liability	0.5	0.5
Accrued lease terminations	1.0	0.2
Accrued management fees	4.1	5.4
Accrued Merger consideration—Predecessor common shares outstanding	3.0	6.0
Current portion of interest rate swap liability	4.4	1.7
Other	1.6	4.1

Total accrued liabilities	$50.1	$60.9

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

8. Debt

Debt consists of the following:

	September 30, 2009	December 31, 2008
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$90.0	$368.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	275.0
Senior Floating Rate Toggle Notes due 2012 (2007 Notes)	178.9	293.7
Industrial Revenue Bond	5.7	5.7
Other	0.2	1.8

Total debt	501.1	944.2
Less—current portion of debt	0.1	1.6

Total long-term portion of debt	$501.0	$942.6

The weighted average interest rates under the ABL facility for the three and nine months ended September 30, 2009 and 2008 were 2.73%, 3.05%, 4.30% and 4.59%, respectively.

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

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of September 30, 2009, we had $234.3 of eligible collateral, $90.0 in outstanding advances, $15.4 in open letters of credit and $128.9 of additional borrowing capacity. As of September 30, 2009, we had $20.1 of cash and cash equivalents.

At October 29, 2009, we had $229.5 of eligible collateral, $78.5 in outstanding advances, $15.1 in open letters of credit and $135.9 of additional borrowing capacity. As of October 29, 2009, we had approximately $20.6 of cash and cash equivalents.

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

For purposes of determining covenant compliance, the FCCR is calculated based on the most recent period of four consecutive fiscal quarters. As long as our borrowing availability is greater than or equal to $45.0, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of September 30, 2009, our FCCR was 0.14.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 0.287%, respectively, as of September 30, 2009.

The loan and security agreement governing the ABL facility requires us to comply with limited maintenance, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability of at least $45.0, or, if such required borrowing base availability is not maintained, the maintenance of the FCCR, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and quarterly dividends. There are no limitations with respect to capital expenditures.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

(iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes and the 2007 Notes that would provide the holders of the Metals USA Notes and the 2007 Notes with the right to demand immediate repayment. We are in compliance with all covenants as of September 30, 2009.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 5).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $6.0 as of September 30, 2009, are included in other non-current assets.

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

Metals USA Holdings must make an election regarding whether interest payments on the 2007 Notes will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1. PIK Interest notes, resulting from the conversion of interest into PIK notes, when paid will be treated as an operating activity in the Consolidated Statements of Cash Flows in accordance with ASC 230.

The initial five interest payments on the 2007 Notes were paid solely in cash. Flag Intermediate provided funds to Metals USA Holdings to fund the initial five quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, April 1, 2008, July 1, 2008, and October 1, 2008 and which totaled $7.7, $8.4, $8.1, $6.5 and $6.6, respectively.

On September 26, 2008, we made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2. We have continued to make PIK Interest payments subsequent to January 1, 2009. The April 1, 2009 PIK Interest

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

payment amounted to $5.6, and the July 1 PIK Interest payment amounted to $3.8. The Company must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless we elect otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $63.1 as of September 30, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of September 30, 2009.

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

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the three and nine months ended September 30, 2009, interest paid on the 2007 Notes held by affiliates amounted to $2.7 and $9.0, respectively, and was paid entirely by PIK Interest. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

During the nine months ended September 30, 2009, we purchased $130.1 principal amount of the 2007 Notes in the open market, resulting in a pretax gain of $75.5 (net of unamortized deferred financing costs and original issue discount) on debt extinguishment.

Costs related to the issuance of the 2007 Notes were capitalized and are being charged to interest expense over the life of the 2007 Notes. Unamortized issuance costs of $1.5 as of September 30, 2009, are included in other non-current assets.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of September 30, 2009.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of September 30, 2009.

During the nine months ended September 30, 2009, we purchased $48.7 principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 (net of unamortized deferred financing costs) on debt extinguishment.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $4.5 as of September 30, 2009, are included in other non-current assets.

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 0.62% at September 30, 2009. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of September 30, 2009.

9. Stockholders’ Deficit

Common Stock—In accordance with its Certificate of Incorporation dated May 9, 2005, and as amended on November 28, 2005, Metals USA Holdings was authorized to issue 30,000,000 shares of capital stock, all of which were shares of common stock, $.01 par value. At September 30, 2009, 14,077,500 shares were issued and outstanding.

10. Stock-Based Compensation

Metals USA Holdings’ Amended and Restated 2005 Stock and Incentive Plan (the “Plan”) permits the issuance of options and restricted stock awards on Metals USA Holdings’ stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. A total of $0.1 and $0.3 was recorded as stock-based employee compensation during each of the three and nine month periods ended September 30, 2009 and 2008, respectively.

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

Tranche A Options

The fair value of Tranche A option awards was estimated on the date of grant using a black-scholes option valuation model. No options have been granted since the first quarter of 2006. The following is a summary of valuation assumptions for Tranche A option grants outstanding as of September 30, 2009:

Expected dividend yield	0%
Expected stock price volatility	54.7%-54.9%
Risk free interest rate	4.0%-4.6%
Expected life of options (in years)	6.5-10.0

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following is a summary of stock option activity for Tranche A options for the nine-month period ended September 30, 2009:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2008	$6.63	$4.00		555,630
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	$6.93	$4.00		(18,974)

Balance, September 30, 2009	$6.61	$4.00	6.2	536,656

Vested and Exercisable as of:
September 30, 2009		$4.00	6.2	381,380

A summary of nonvested Tranche A stock options for the nine-month period ended September 30, 2009, is presented below:

	Weighted Average Grant - Date Fair Value	Number of Options
Nonvested at December 31, 2008	$6.80	178,329
Granted	—	—
Vested	6.27	(4,079)
Exercised	—	—
Canceled or expired	6.93	(18,974)

Nonvested at September 30, 2009	$6.80	155,276

As of September 30, 2009, there was $0.5 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 1.2 years.

Tranche B Options

The fair value of the Tranche B options was also estimated on the date of grant using the same option valuation model used for the Tranche A options. No options have been granted since the first quarter of 2006. The following is a summary of valuation assumptions for Tranche B option grants outstanding as of September 30, 2009:

Expected dividend yield	0%
Expected stock price volatility	54.3%-54.7%
Risk free interest rate	4.0%-5.0%
Expected life of options (in years)	8.0-10.0

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following is a summary of stock option activity for Tranche B options for the nine-month period ended September 30, 2009:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2008	$6.92	$4.00		395,631
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, September 30, 2009	$6.92	$4.00	6.2	395,631

Vested and Exercisable as of:
September 30, 2009		$4.00	6.2	395,631

All Tranche B stock options outstanding as of September 30, 2009 are fully vested and exercisable.

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. For the nine-month period ending September 30, 2009, there were no shares of nonvested restricted stock outstanding.

11. Income Taxes

For the nine months ended September 30, 2009, the Company’s effective income tax rate was 32.2%, compared to the applicable U.S. federal and state statutory income tax rate of 38.8%. Differences between the effective tax rate and U.S. statutory tax rate primarily arise from the domestic production activities deduction, recording of tax expense for the cancellation of debt income as a discreet item, and accounting method changes incorporated in the Company’s federal tax return filed during the third quarter of 2009.

As of September 30, 2009, our unrecognized tax benefits totaled $7.2, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $0.1 for the nine months ended September 30, 2009.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of September 30, 2009, the liability for uncertain income taxes includes interest and penalties of $1.5, of which $0.1 is included in our statement of operations and impacted the Company’s effective income tax rate for the nine months ended September 30, 2009.

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

	Three Months Ended September 30
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2009:
Net sales	$115.8	$115.5	$26.1	$(2.0)	$255.4
Operating income (loss)	7.9	8.9	1.2	(5.3)	12.7
Capital expenditures	1.1	—	—	0.2	1.3
Depreciation and amortization(1)	2.5	1.7	0.9	0.4	5.5
2008:
Net sales	$339.9	$244.5	$37.8	$(4.5)	$617.7
Operating income (loss)	62.4	28.0	1.8	(7.8)	84.4
Capital expenditures	2.7	0.9	—	0.4	4.0
Depreciation and amortization(1)	2.3	1.7	0.7	1.1	5.8

	Nine Months Ended September 30
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2009:
Net sales	$413.1	$374.0	$73.0	$(6.7)	$853.4
Operating income (loss)	(17.8)	9.7	(2.6)	(16.6)	(27.3)
Capital expenditures	2.8	0.5	—	0.3	3.6
Depreciation and amortization(1)	7.2	5.3	2.1	1.3	15.9
2008:
Net sales	$915.1	$695.0	$100.3	$(10.6)	$1,699.8
Operating income (loss)	155.0	72.1	(6.4)	(21.7)	199.0
Capital expenditures	6.0	1.8	0.6	0.5	8.9
Depreciation and amortization(1)	6.9	5.4	2.5	3.4	18.2

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	September 30, 2009	December 31, 2008
Total Assets:
Plates and Shapes	$312.2	$483.3
Flat Rolled and Non-Ferrous	223.4	309.2
Building Products	49.4	62.0
Corporate and Other	77.5	233.7

Consolidated	$662.5	$1,088.2

Goodwill:
Plates and Shapes	$15.5	$15.5
Flat Rolled and Non-Ferrous	20.5	20.5
Building Products	2.0	1.8
Corporate and Other	11.0	12.1

Consolidated	$49.0	$49.9

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Changes in goodwill for the nine months ended September 30, 2009 are attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger, which was a taxable business combination.

We recorded write-downs of $6.5 and $46.7 for inventory lower of cost or market adjustments during the three and nine months ended September 30, 2009, respectively, in our metals service center businesses.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at September 30, 2009 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 8) and other letters of credit aggregating $9.6 (total letters of credit of $15.4 at September 30, 2009). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of September 30, 2009, our total withdrawal liability, including interest and amortization charges, amounted to approximately $7.5.

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

14. Related Party Transactions

Upon completion of the Merger, Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 7) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 are being amortized on a straight-line basis over the term of the agreement. For the three and nine months ended September 30, 2009, amortization of deferred management fees was $0.4 and $1.1, with $0.3 and $0.9 recorded as administrative expense and $0.1 and $0.2 recorded as interest expense during each period. For the three and nine months ended September 30, 2008, amortization of deferred management fees was $0.3 and $0.9, with $0.2 and $0.6 recorded as administrative expense and $0.1 and $0.3 recorded as interest expense during each period.

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

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the three and nine months ended September 30, 2009, interest paid on the 2007 Notes held by affiliates amounted to $2.7 and $9.0, respectively, and was paid entirely by PIK Interest. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

15. Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss), net of applicable taxes, for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(1.8)	$36.0	$7.9	$79.6
Other comprehensive income (loss):
Foreign currency translation adjustments	0.3	(0.3)	0.5	(0.4)
Unrealized gains (losses) on derivatives	(0.2)	(0.9)	1.3	3.2
Unrealized gains (losses) on investment securities	—	(0.1)	—	(0.2)

Total comprehensive income (loss)	$(1.7)	$34.7	$9.7	$82.2

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the nine months ended September 30, 2009, approximately 91% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

Industry Trends

Metals Service Centers

U.S. steel consumption has remained relatively constant from 2000 through 2007 averaging approximately 130 million tons annually. The global financial crisis that started during the third quarter 2008 has caused a significant reduction in the consumption of steel world-wide. In the U.S., steel consumption has declined by almost half and is now expected to be approximately 65 million tons in 2009. Similar demand declines have occurred in virtually all developed economies. Service centers, distributors, and the rest of the supply chain responded by aggressively working down inventories. Through the first eight months of 2009 industry-based inventory metrics reported lowest-ever inventory levels when comparing 32 years of data. Consequently, domestic steel producers have been reported as operating at levels well below 50 percent capacity utilization.

Steel pricing dropped during the first six months of this year as mills continually reduced prices in the face of shrinking order backlogs. Since late June price trends have been favorable as signs revealed a pickup in global demand for steel and raw material inputs. Domestic demand also benefited from the government’s “Cash for Clunkers” program. Order inquiry activity has increased in recent weeks and it appears that, with the exception of non-residential construction, steel demand may be entering into a slow recovery stage. The impact from federal stimulus legislation has not yet had a meaningful impact on the industry as actual spending continues to work through governmental channels. The Company believes that stimulus spending should have a meaningful impact on 2010 steel consumption and, in combination with basic economic recovery, domestic steel consumption should experience significant year over year growth percentages.

Building Products

The current state of the housing and mortgage markets continues to cause contraction in the home improvement remodeling industry. Research indicates that remodeling activity is pro-cyclical with both new residential construction and the broader economy, but remodeling lags homebuilding by several quarters. The high cyclicality of remodeling activity appears to be driven by discretionary improvements, similar to the products sold by our building products business, which are quite volatile. Improvement spending is expected to be much more cyclical and more sensitive to upturns and downturns in the general economy, whereas maintenance and repair spending is expected to be fairly stable over time.

While the pace of the decline in homeowner remodeling projects appears to be moderating, increased remodeling activity does not seem likely to materialize until further signs of recovery emerge in the broader housing market. Although lower financing costs are reducing the cost of financing home improvement projects, weak home prices and decreased cost recovery for most types of remodeling projects continue to discourage owners from pursuing upper-end improvements.

Product demand for the Company’s Building Products Group may be influenced by numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in existing home sales and improvement remodeling expenditures due to such factors could continue to significantly reduce the segment’s performance.

Results of Operations

Cost Reduction Initiatives

Since the fourth quarter of 2008, we have implemented approximately $50.0 million of annualized cost savings, a vast majority of which we believe are permanent reductions that further reduce what we believe to be the lowest cost structure in the service center industry. The cost savings have come primarily as a result of actions including reducing our headcount by approximately 30%, modifying employee benefits, closing 7 facilities (primarily in our Building Products Group), reduced work hours for our employees, and streamlining our delivery fleet.

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended September 30, 2009 Compared to September 30, 2008

	2009	%	2008	%
	(In millions, except percentages)
Net sales	$255.4	100.0%	$617.7	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	185.9	72.8%	446.4	72.3%
Operating and delivery	31.6	12.4%	48.6	7.9%
Selling, general and administrative	20.5	8.0%	33.9	5.5%
Depreciation and amortization	4.7	1.8%	5.3	0.9%
Gain on sale of property and equipment	—	—	(0.9)	-0.1%

Operating income	12.7	5.0%	84.4	13.7%
Interest expense	14.0	5.5%	20.4	3.3%
Gain on extinguishment of debt	(0.7)	-0.3%	—	—
Other (income) expense, net	—	—	0.2	0.0%

Income (loss) before income taxes	$(0.6)	-0.2%	$63.8	10.3%

Net sales. Net sales decreased $362.3 million, or 58.7%, from $617.7 million for the three months ended September 30, 2008 to $255.4 million for the three months ended September 30, 2009. The decrease was primarily attributable to a 39.4% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 34.7% decrease in average realized prices. Net sales decreased $11.7 million for our Building Products Group.

Cost of sales. Cost of sales decreased $260.5 million, or 58.4%, from $446.4 million for the three months ended September 30, 2008, to $185.9 million for the three months ended September 30, 2009. The decrease was primarily attributable to a 39.4% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 33.8% decrease in the average cost per ton for our metals service center businesses. Cost of sales for our Building Products Group decreased $8.6 million. We recorded a $6.5 million write-down for inventory lower of cost or market adjustments in our metal service center businesses during the third quarter of 2009. Cost of sales as a percentage of net sales increased from 72.3% for the third quarter of 2008 to 72.8% for the third quarter of 2009.

Operating and delivery. Operating and delivery expenses decreased $17.0 million, or 35.0%, from $48.6 million for the three months ended September 30, 2008 to $31.6 million for the three months ended September 30, 2009. The decrease was a result of lower variable costs associated with decreased shipments. As a percentage of net sales, operating and delivery expenses increased from 7.9% for the three months ended September 30, 2008 to 12.4% for the three months ended September 30, 2009.

Selling, general and administrative. Selling, general and administrative expenses decreased $13.4 million, or 39.5%, from $33.9 million for the three months ended September 30, 2008 to $20.5 million for the three months ended September 30, 2009. Lower variable costs of $6.9 million associated with decreased incentive compensation, in addition to lower salaries of $2.5 million achieved through cost reduction initiatives, were the primary contributors to the period-over-period decrease. As a percentage of net sales, selling, general and administrative expenses increased from 5.5% for the three months ended September 30, 2008 to 8.0% for the three months ended September 30, 2009.

Depreciation and amortization. Depreciation and amortization expense decreased $0.6 million, or 11.3%, from $5.3 million for the three months ended September 30, 2008 to $4.7 million for the three months ended September 30, 2009. The decrease was primarily due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

Operating income. Operating income decreased $71.7 million, or 85.0%, from $84.4 million for the three months ended September 30, 2008 to $12.7 million for the three months ended September 30, 2009. The decrease was primarily a result of the decrease in net sales discussed above. As a percentage of net sales, operating income decreased from 13.7% for the three months ended September 30, 2008 to 5.0% for the three months ended September 30, 2009.

Interest expense. Interest expense decreased $6.4 million, or 31.4%, from $20.4 million for the three months ended September 30, 2008 to $14.0 million for the three months ended September 30, 2009. The decrease was primarily a function of reduced borrowings, in addition to lower average interest rates, on our ABL facility, as well as debt extinguishments and a lower LIBOR base rate on the 2007 Notes. The weighted average outstanding balance on our ABL facility decreased from $354.0 million for the three months ended September 30, 2008 to $120.4 million for the same period of 2009. The weighted average facility rate decreased from 4.30% for the three months ended September 30, 2008 to 2.73% for the three months ended September 30, 2009.

Consolidated Results—Nine Months Ended September 30, 2009 Compared to September 30, 2008

	2009	%	2008	%
	(In millions, except percentages)
Net sales	$853.4	100.0%	$1,699.8	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	702.4	82.3%	1,245.9	73.3%
Operating and delivery	97.5	11.4%	144.6	8.5%
Selling, general and administrative	66.6	7.8%	96.5	5.7%
Depreciation and amortization	14.2	1.7%	16.2	1.0%
Gain on sale of property and equipment	—	—	(2.4)	-0.1%

Operating income (loss)	(27.3)	-3.2%	199.0	11.7%
Interest expense	50.5	5.9%	65.4	3.8%
Gain on extinguishment of debt	(89.1)	-10.4%	—	—
Other (income) expense, net	(0.3)	0.0%	0.2	—

Income before income taxes	$11.6	1.4%	$133.4	7.8%

Net sales. Net sales decreased $846.4 million, or 49.8%, from $1,699.8 million for the nine months ended September 30, 2008 to $853.4 million for the nine months ended September 30, 2009. The decrease was primarily attributable to a 39.5% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 19.4% decrease in average realized prices. Net sales decreased $27.3 million for our Building Products Group.

Cost of sales. Cost of sales decreased $543.5 million, or 43.6%, from $1,245.9 million for the nine months ended September 30, 2008, to $702.4 million for the nine months ended September 30, 2009. The decrease was primarily attributable to a 39.5% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to an 8.1% decrease in the average cost per ton for our metals service center businesses. Cost of sales decreased $23.6 million for our Building Products Group. We recorded $46.7 million of write-downs during the nine months ended September 30, 2009 for inventory lower of cost or market adjustments in our metal service center businesses as a result of price decreases and weak demand for steel products. Inventory tonnage on hand as of September 30, 2009 was reduced 32.7% from December 31, 2008. Cost of sales as a percentage of net sales increased from 73.3% for the first nine months of 2008 to 82.3% for the first nine months of 2009.

Operating and delivery. Operating and delivery expenses decreased $47.1 million, or 32.6%, from $144.6 million for the nine months ended September 30, 2008 to $97.5 million for the nine months ended September 30, 2009. The decrease was a result of lower variable costs associated with decreased shipments. As a percentage of net sales, operating and delivery expenses increased from 8.5% for the nine months ended September 30, 2008 to 11.4% for the nine months ended September 30, 2009.

Selling, general and administrative. Selling, general and administrative expenses decreased $29.9 million, or 31.0%, from $96.5 million for the nine months ended September 30, 2008 to $66.6 million for the nine months ended September 30, 2009. Lower variable costs of $16.2 million associated with decreased incentive compensation, in addition to lower salaries of $6.1 million achieved in connection with cost reduction initiatives, were the primary contributors to the period-over-period decrease. As a percentage of net sales, selling, general and administrative expenses increased from 5.7% for the nine months ended September 30, 2008 to 7.8% for the nine months ended September 30, 2009.

Depreciation and amortization. Depreciation and amortization expense decreased $2.0 million, or 12.3%, from $16.2 million for the nine months ended September 30, 2008 to $14.2 million for the nine months ended September 30, 2009. The decrease was primarily due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

Operating income (loss). Operating income (loss) decreased $226.3 million, or 113.7%, from operating income of $199.0 million for the nine months ended September 30, 2008 to an operating loss of $27.3 million for the nine months ended September 30, 2009. The decrease was primarily a result of the decrease in net sales discussed above. As a percentage of net sales, operating income (loss) decreased from 11.7% for the nine months ended September 30, 2008 to (3.2%) for the nine months ended September 30, 2009.

Interest expense. Interest expense decreased $14.9 million, or 22.8%, from $65.4 million for the nine months ended September 30, 2008 to $50.5 million for the nine months ended September 30, 2009. The decrease was primarily a function of reduced borrowings, in addition to lower average interest rates, on our ABL facility, as well as debt extinguishments and a lower LIBOR base rate on the 2007 Notes. The weighted average outstanding balance on our ABL facility decreased from $343.4 million for the nine months ended September 30, 2008 to $213.2 million for the same period of 2009. The weighted average facility rate decreased from 4.59% for the nine months ended September 30, 2008 to 3.05% for the nine months ended September 30, 2009.

Segment Results—Three Months Ended September 30, 2009 Compared to September 30, 2008

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
	(in millions, except tonnage)
2009:
Plates and Shapes	$115.8	$107.9	$7.9	$1.1	113
Flat Rolled and Non-Ferrous	115.5	106.6	8.9	—	107
Building Products	26.1	24.9	1.2	—	—
Corporate and other	(2.0)	3.3	(5.3)	0.2	(2)

Total	$255.4	$242.7	$12.7	$1.3	218

2008:
Plates and Shapes	$339.9	$277.5	$62.4	$2.7	212
Flat Rolled and Non-Ferrous	244.5	216.5	28.0	0.9	151
Building Products	37.8	36.0	1.8	—	—
Corporate and other	(4.5)	3.3	(7.8)	0.4	(3)

Total	$617.7	$533.3	$84.4	$4.0	360

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales decreased $224.1 million, or 65.9%, from $339.9 million for the three months ended September 30, 2008 to $115.8 million for the three months ended September 30, 2009. The decrease was primarily attributable to a 46.7% decrease in shipments, in addition to a 36.1% decrease in average realized prices for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Operating costs and expenses decreased $169.6 million, or 61.1%, from $277.5 million for the three months ended September 30, 2008 to $107.9 million for the three months ended September 30, 2009. The decrease was primarily attributable to a 46.7% decrease in shipments, in addition to a 34.5% decrease in the average cost per ton for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This segment recorded a $5.9 million write-down for inventory lower of cost or market adjustments during the third quarter of 2009.

Operating income decreased by $54.5 million, or 87.3%, from $62.4 million for the three months ended September 30, 2008 to $7.9 million for the three months ended September 30, 2009. The decrease primarily resulted from lower net sales which were driven by a decreases in shipments and selling prices, in addition to the charges incurred to write-down the segment’s inventories as of September 30, 2009, as discussed above. Operating income as a percentage of net sales decreased from 18.4% for the three months ended September 30, 2008 to 6.8% for the three months ended September 30, 2009.

Flat Rolled and Non-Ferrous. Net sales decreased $129.0 million, or 52.8%, from $244.5 million for the three months ended September 30, 2008 to $115.5 million for the three months ended September 30, 2009. The decrease was primarily attributable to a 33.3% decrease in average realized prices, in addition to a 29.1% decrease in shipments for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Sales of non-ferrous metals accounted for 43.3% of the segment’s sales product mix for the third quarter of 2009, compared to 37.9% for the third quarter of 2008.

Operating costs and expenses decreased $109.9 million, or 50.8%, from $216.5 million for the three months ended September 30, 2008 to $106.6 million for the three months ended September 30, 2009. The decrease was primarily attributable to a decrease in average cost per ton of 34.4%, in addition to a decrease in shipments of

29.1%. This segment recorded a $0.6 million write-down for inventory lower of cost or market adjustments during the third quarter of 2009. Operating costs and expenses as a percentage of net sales increased from 88.5% for the three months ended September 30, 2008 to 92.3% for the three months ended September 30, 2009.

Operating income decreased by $19.1 million, or 68.2%, from $28.0 million for the three months ended September 30, 2008 to $8.9 million for the three months ended September 30, 2009. The decrease was primarily attributable to the decrease in selling prices and volumes discussed above. Operating income as a percentage of net sales decreased from 11.5% for the three months ended September 30, 2008 to 7.7% for the three months ended September 30, 2009.

Building Products. Net sales decreased $11.7 million, or 31.0%, from $37.8 million for the three months ended September 30, 2008 to $26.1 million for the three months ended September 30, 2009. The sales decrease was driven by a downward trend in home improvement remodeling activity that continued through the third quarter of 2009. Consumer spending on residential remodeling has decreased due to the depreciation of homes, lower limits on home equity loans and decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to significant contraction in the home improvement remodeling industry.

Operating costs and expenses decreased $11.1 million, or 30.8%, from $36.0 million for the three months ended September 30, 2008 to $24.9 million for the three months ended September 30, 2009. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, and to a lesser extent due to cost reduction measures which were implemented to align the cost structure of the segment to current levels of lower market demand. Operating costs and expenses as a percentage of net sales increased from 95.2% for the three months ended September 30, 2008 to 95.4% for the same period of 2009.

Operating income decreased by $0.6 million, or 33.3%, from $1.8 million for the three months ended September 30, 2008 to operating income of $1.2 million for the three months ended September 30, 2009. The decrease was primarily attributable to higher operating costs, which decreased at a rate that was less than the rate of decline in sales. Operating income as a percentage of net sales was 4.6% for the three months ended September 30, 2009, as compared to 4.8% for the three months ended September 30, 2008.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $2.5 million, or 32.1%, from $7.8 million for the three months ended September 30, 2008 to $5.3 million for the three months ended September 30, 2009. Lower variable costs of $1.3 million associated with decreased incentive compensation were the primary component of the decrease.

Segment Results—Nine Months Ended September 30, 2009 Compared to September 30, 2008

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
	(in millions, except tonnage)
2009:
Plates and Shapes	$413.1	$430.9	$(17.8)	$2.8	370
Flat Rolled and Non-Ferrous	374.0	364.3	9.7	0.5	330
Building Products	73.0	75.6	(2.6)	—	—
Corporate and other	(6.7)	9.9	(16.6)	0.3	(6)

Total	$853.4	$880.7	$(27.3)	$3.6	694

2008:
Plates and Shapes	$915.1	$760.1	$155.0	$6.0	672
Flat Rolled and Non-Ferrous	695.0	622.9	72.1	1.8	483
Building Products	100.3	106.7	(6.4)	0.6	—
Corporate and other	(10.6)	11.1	(21.7)	0.5	(8)

Total	$1,699.8	$1,500.8	$199.0	$8.9	1,147

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales decreased $502.0 million, or 54.9%, from $915.1 million for the nine months ended September 30, 2008 to $413.1 million for the nine months ended September 30, 2009. The decrease was primarily attributable to a 44.9% decrease in shipments, in addition to an 18.0% decrease in average realized prices for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Operating costs and expenses decreased $329.2 million, or 43.3%, from $760.1 million for the nine months ended September 30, 2008 to $430.9 million for the nine months ended September 30, 2009. The decrease was primarily attributable to a 44.9% decrease in shipments for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This segment recorded a $37.2 million write-down for inventory lower of cost or market adjustments during the first nine months of 2009.

Operating income (loss) decreased by $172.8 million, or 111.5%, from operating income of $155.0 million for the nine months ended September 30, 2008 to operating loss of $17.8 million for the nine months ended September 30, 2009. The decrease primarily resulted from lower net sales which were driven by a decrease in shipments, in addition to the charges incurred to write-down the segment’s inventories for the nine months ended September 30, 2009. Operating income (loss) as a percentage of net sales was (4.3%) for the nine months ended September 30, 2009 compared to 16.9% for the nine months ended September 30, 2008.

Flat Rolled and Non-Ferrous. Net sales decreased $321.0 million, or 46.2%, from $695.0 million for the nine months ended September 30, 2008 to $374.0 million for the nine months ended September 30, 2009. The decrease was primarily attributable to a 31.7% decrease in shipments, in addition to a 21.2% decrease in average realized prices, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Sales of non-ferrous metals accounted for 38.5% of the segment’s sales product mix for the first nine months of 2009, compared to 41.9% for the first nine months of 2008.

Operating costs and expenses decreased $258.6 million, or 41.5%, from $622.9 million for the nine months ended September 30, 2008 to $364.3 million for the nine months ended September 30, 2009. The decrease was primarily attributable to a decrease in shipments of 31.7% in addition to a decrease in the average cost per ton of 17.6%. This segment recorded a $9.5 million write-down for inventory lower of cost or market adjustments during the first nine months of 2009. Operating costs and expenses as a percentage of net sales increased from 89.6% for the nine months ended September 30, 2008 to 97.4% for the nine months ended September 30, 2009.

Operating income decreased by $62.4 million, or 86.5%, from $72.1 million for the nine months ended September 30, 2008 to $9.7 million for the nine months ended September 30, 2009. The decrease was primarily attributable to the decrease in sales discussed above, which were a primarily a function of lower shipments. Operating income as a percentage of net sales decreased from 10.4% for the nine months ended September 30, 2008 to 2.6% for the nine months ended September 30, 2009.

Building Products. Net sales decreased $27.3 million, or 27.2%, from $100.3 million for the nine months ended September 30, 2008 to $73.0 million for the nine months ended September 30, 2009. Softness in the residential remodeling market continued to produce period-over-period net sales decreases for our Building Products Group.

Operating costs and expenses decreased $31.1 million, or 29.1%, from $106.7 million for the nine months ended September 30, 2008 to $75.6 million for the nine months ended September 30, 2009. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, in addition to certain initiatives the segment has taken in response to the downturn in the housing and remodeling markets. Management has continued to focus on cost reduction in order to mitigate the impact of lower operating levels resulting from the market downturn. Operating costs and expenses as a percentage of net sales decreased from 106.4% for the nine months ended September 30, 2008 to 103.6% for the nine months ended September 30, 2009.

Operating loss decreased by $3.8 million, or 59.4%, from $6.4 million for the nine months ended September 30, 2008 to $2.6 million for the nine months ended September 30, 2009. The decrease was primarily attributable to lower operating costs, which decreased at a rate greater than the decline in sales discussed above. Operating loss as a percentage of net sales decreased from 6.4% for the nine months ended September 30, 2008 to 3.6% for the nine months ended September 30, 2009.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $5.1 million, or 23.5%, from $21.7 million for the nine months ended September 30, 2008 to $16.6 million for the nine months ended September 30, 2009. Lower variable costs of $3.3 million associated with decreased incentive compensation were the primary component of the decrease.

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

As of September 30, 2009, our FCCR, as defined by the ABL facility, was 0.14. Under the terms of the ABL facility, as long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. As of September 30, 2009, our borrowing availability was $128.9 million.

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

As of September 30, 2009, we had $234.3 million of eligible collateral, $90.0 million in outstanding advances, $15.4 million in open letters of credit and $128.9 million of additional borrowing capacity. As of September 30, 2009, we had $20.1 million of cash and cash equivalents.

At October 29, 2009, we had $229.5 million of eligible collateral, $78.5 million in outstanding advances, $15.1 million in open letters of credit and $135.9 million of additional borrowing capacity. As of October 29, 2009, we had approximately $20.6 million of cash and cash equivalents.

Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See Financing Activities below.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At September 30, 2009, our long-term debt consisted of $90.0 million of outstanding borrowings on the ABL facility, $226.3 million principal amount of the Metals USA Notes, $178.9 million principal amount of the 2007 Notes, an Industrial Revenue Bond with $5.7 million principal amount outstanding and $0.1 million in vendor financing and purchase money notes.

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

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) decreased from $699.0 million at December 31, 2008 to $303.9 million at September 30, 2009.

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

During the nine months ended September 30, 2009, net cash provided by operating activities was $228.4 million. This amount represents net income, adjusted for gain on extinguishment of debt and costs that did not involve cash flows for the period, of negative $18.1 million, in addition to changes in operating assets and liabilities that resulted in a cash inflow of $246.5 million for the period, an amount that was primarily attributable to decreases in accounts receivable and inventories. During the nine months ended September 30, 2008, net cash used in operating activities was $97.7 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period and gains on the sale of property and equipment, of $101.0 million, in addition to changes in operating assets and liabilities that resulted in a cash outflow of $198.7 million for the period, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $7.6 million for the nine months ended September 30, 2009, and consisted primarily of $4.2 million for the acquisition of VR Laser and $3.6 million of capital expenditures. Net cash provided by investing activities was $0.6 million for the nine months ended September 30, 2008, and consisted of proceeds from sales of assets of $9.5 million partially offset by $8.9 million of purchases of assets.

Net cash used in financing activities was $367.4 million for the nine months ended September 30, 2009, and consisted primarily of net repayments on the ABL facility of $278.0 million, in addition to repayments of other long-term debt of $89.4 million. Net cash provided by financing activities was $256.6 million for the nine months ended September 30, 2008, and consisted primarily of net borrowings on the ABL facility of $261.5 million, partially offset by $2.3 million of repayments of long-term debt and $2.6 million of deferred financing costs.

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

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Net income (loss)	$(1.8)	$36.0	$7.9	$79.6
Depreciation and amortization(1)	5.5	5.8	15.9	18.2
Interest expense	14.0	20.4	50.5	65.4
Gain on extinguishment of debt	(0.7)	—	(89.1)	—
Provision for income taxes	1.2	27.8	3.7	53.8
Other (income) expense	—	0.2	(0.3)	0.2

EBITDA	18.2	90.2	(11.4)	217.2
Covenant defined adjustments:
Facilities closure(2)	1.1	(0.7)	1.5	4.0
Stock options and grant expense(3)	0.1	0.3	0.3	0.9
Management fees(4)	0.3	0.3	0.9	0.9

Adjusted EBITDA(5)	$19.7	$90.1	$(8.7)	$223.0

Fixed charge coverage ratio numerator(5)	16.1	210.1	16.1	210.1
Fixed charge coverage ratio denominator(5)	117.3	65.4	117.3	65.4
Fixed charge coverage ratio(5)	0.14	3.21	0.14	3.21

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	This amount represents charges in the Building Products Group for severance costs incurred in the first quarter of 2009 and the closure of one facility in the third quarter of 2009, as well as the closure of six facilities during 2008. It also includes charges for the closure of one facility in the Plates and Shapes Group during the third quarter of 2009.
(3)	Non-cash stock option and stock grant expense.
(4)	Includes accrued expenses related to the management agreement we have with Apollo.
(5)	As defined by the loan and security agreement governing the ABL facility.

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

As of September 30, 2009, we had $234.3 million of eligible collateral, $90.0 million in outstanding advances, $15.4 million in open letters of credit and $128.9 million of additional borrowing capacity. As of September 30, 2009, we had $20.1 million of cash and cash equivalents.

At October 29, 2009, we had $229.5 million of eligible collateral, $78.5 million in outstanding advances, $15.1 million in open letters of credit and $135.9 million of additional borrowing capacity. As of October 29, 2009, we had approximately $20.6 million of cash and cash equivalents.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 0.287%, respectively, as of September 30, 2009.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which, as long as borrowing availability is greater or equal to $45.0 million and in the absence of default, is controlled by Metals USA. As long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of September 30, 2009, our FCCR was 0.14.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the nine months ended September 30, 2009 amounted to $5.2 million of additional interest expense, consisting of $3.2 million of gains and losses that effectively offset changes in the cost of the Company’s hedged exposure, and $2.0 million of changes in the fair value of derivatives, an amount that was excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $6.4 million at September 30, 2009, with $4.4 million classified as accrued liabilities and $2.0 million classified as other long-term liabilities in the consolidated balance sheet.

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

Metals USA Holdings must make an election regarding whether interest payments on the 2007 Notes will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1. PIK Interest notes, resulting from the conversion of interest into PIK notes, when paid will be treated as an operating activity in the Consolidated Statements of Cash Flows in accordance with ASC 230.

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

On September 26, 2008, we made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2 million. We have continued to make PIK Interest payments subsequent to January 1, 2009. The April 1, 2009 PIK Interest payment amounted to $5.6 million, and the July 1 PIK Interest payment amounted to $3.8 million. The Company must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless we elect otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $63.1 million as of September 30, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of September 30, 2009.

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

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the three and nine months ended September 30, 2009, interest paid on the 2007 Notes held by affiliates amounted to $2.7 million and $9.0 million, respectively, and was paid entirely by PIK Interest. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

During the nine months ended September 30, 2009, we purchased $130.1 million principal amount of the 2007 Notes in the open market, resulting in a pretax gain of $75.5 million (net of unamortized deferred financing costs and original issue discount) on debt extinguishment.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of September 30, 2009.

During the nine months ended September 30, 2009, we purchased $48.7 million principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 million (net of unamortized deferred financing costs) on debt extinguishment.

Covenant compliance

Our FCCR as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures and a denominator consisting of interest expense and certain distributions, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of September 30, 2009, our FCCR was 0.14. As of September 30, 2009, we had $128.9 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

Both the loan and security agreement governing the ABL facility and the indentures governing the Metals USA Notes and the 2007 Notes contain restrictions as to the payment of dividends. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $63.1 million as of September 30, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of September 30, 2009. As of September 30, 2009, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $146.2 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at September 30, 2009.

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

New Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

In April 2009, The FASB issued guidance now codified as ASC Topic 825, “Financial Instruments” (“ASC 825”). The pronouncement amends previous ASC 825 guidance to require disclosures about the fair value of financial instruments in all interim as well as annual financial statements. This pronouncement was effective for interim periods ending after June 15, 2009 and the Company adopted its provisions in the second quarter of 2009.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous ASC 350 guidance, thereby improving the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations” (“ASC 805”). This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting this pronouncement. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the nine months ended September 30, 2009, we have included the expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition that closed during the first quarter of 2009 (see Note 2 below). The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility and the 2007 Notes, both of which are subject to variable interest rates. As of September 30, 2009, outstanding borrowings under the ABL facility were $90.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the nine months ended September 30, 2009, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $1.6 million for the period.

As of September 30, 2009, the outstanding principal amount of the 2007 Notes was $178.9 million. Based on this amount, a one percent increase or decrease in the base rate would have resulted in a change to pretax interest expense of $1.3 million for the nine months ended September 30, 2009. At October 30, 2009, the 2007 Notes were traded at approximately 74.625% of face value, based on quoted market prices.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the nine months ended September 30, 2009 amounted to $5.2 million of additional interest expense, consisting of $3.2 million of gains and losses that effectively offset changes in the cost of the Company’s hedged exposure, and $2.0 million of changes in the fair value of derivatives, an amount that was excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $6.4 million at September 30, 2009, with $4.4 million classified as accrued liabilities and $2.0 million classified as other long-term liabilities in the consolidated balance sheet.

$226.3 million aggregate principal amount of Metals USA Notes were outstanding at September 30, 2009, with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At October 30, 2009, the Metals USA Notes were traded at approximately 95.625% of face value, based on quoted market prices.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated November 2, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated November 2, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated November 2, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated November 2, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA HOLDINGS CORP.

Date: November 2, 2009	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer