Form 10-K
period 2009-12-31
Metals USA Holdings Corp.
filed 2010-02-12
CIK 1362491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 333-146181

METALS USA HOLDINGS CORP.

(Exact name of Registrant as Specified in its Charter)

Delaware	20-3779274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 E. Commercial Blvd., Suite 905 Fort Lauderdale, Florida	33308
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 202-4000

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

Large accelerated filer  ☐   Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s common stock. As of February 12, 2010, 14,673,023 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including Item 1. “Business,” Item 1.A “Risk Factors,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	our projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds for 2010;

•	our expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions; and

•	our ability to compete effectively for market share with industry participants.

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

On May 18, 2005, Metals USA Holdings Corp., a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Flag Intermediate and Flag Acquisition conducted no operations during the period from May 9, 2005 (date of inception) to November 30, 2005. As a result of the Merger, all of Metals USA Inc.’s issued and outstanding common stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Metals USA Holdings was formed by Apollo Management V L.P., (“Apollo Management” and together with its affiliated investment entities “Apollo” or “Apollo V”). Investment funds associated with Apollo own approximately 93% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management.

Metals USA Holdings Corp. and its wholly owned subsidiaries, Flag Intermediate and Metals USA, are referred to collectively herein as the “Company” or “Successor Company” and Metals USA prior to the Merger is referred to as the “Predecessor Company.”

As one of the largest metal service center businesses in the United States, we believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum, red metals and manufactured metal components. We believe that we serve an important function as an intermediary between primary metal producers that generally sell large volumes in limited sizes and configurations and end-users that generally require more services and smaller quantities of customized products. Operating 34 facilities comprising almost 4.6 million square feet of industrial space, our metal service center business sold more than 900 thousand tons of metal products in 2009. We sell our products and services to a diverse customer base and broad range of end markets, including the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries, among several others, throughout the United States. We strive to earn a margin over the cost of metal. Management’s strategy, manifested through organic growth initiatives and our acquisitions of Port City, Lynch Metals, and Philadelphia Plate, focuses on maximizing the margin we earn over the cost of metal by offering additional value-added processing services and diversifying our product mix. We believe our growth and acquisition strategy, in combination with management’s demonstrated ability to manage metal purchasing and inventories to consistently meet our customers’ high expectations for service and reliability, serves as a foundation for future revenue growth and stable operating profit per ton through the economic cycle.

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

Segment Information

Our product groups are led by members of our senior management teams, who, on average, have over 27 years of experience and are supported by finance, purchasing and sales and marketing staff. This product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies and focused capital investment. For additional industry segment information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment,” Note 13 to our consolidated financial statements for the year ended December 31, 2009 included elsewhere in this report.

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

In our Plates and Shapes and Flat Rolled and Non-Ferrous Groups, we engage in pre-production processing of carbon steel, stainless steel, red metals and aluminum. We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users and other customers. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment. The Plates and Shapes and Flat Rolled and Non-Ferrous Groups contributed approximately 92% of our 2009 net sales.

Plates and Shapes Group. The Plates and Shapes Group processes and sells steel plates and structural beams, bars, angles and tubes. We believe we are one of the largest distributors of steel plates and structural beams in the United States. In 2009, we sold approximately 485 thousand tons of products through 20 metal service centers located primarily in the southern and eastern regions of the United States. Our metal service centers are generally equipped to provide additional value-added processing, and a substantial portion of our volume is processed prior to being delivered to the end-user. These processing services include burning, blasting and painting (the process of cleaning steel plate by shot-blasting, then immediately applying a paint or primer), tee-splitting (the cutting of metal beams along the length to form separate pieces), cambering (the bending of structural shapes to improve load-bearing capabilities), leveling (the flattening of metals to uniform tolerances for proper machining), cutting, sawing, punching, drilling, beveling, surface grinding, braking (bending), shearing and cutting-to-length (the cutting of metals into pieces and along the width of a coil to create sheets or plates). We sell our products to a diversified customer base, including a large number of small customers who purchase products in small order sizes. We generally earn additional margin from our customers by providing services such as product marking, item sequencing, just-in-time delivery and kitting. The customers who require these products and services are primarily in the fabrication, commercial construction, machinery and equipment, land and marine transportation, and energy industries. Because our metal service centers are generally located in close proximity to our metal suppliers and our customers, we are able to meet our customers’ product and service needs reliably and consistently. In May 2006, we completed the acquisition of Port City, a higher value-added plate facility located in Tulsa, Oklahoma, which has bolstered our presence in the construction and oil-field services sectors. More recently in February 2009, we acquired substantially all of the operating assets of VR Laser, a metal processor of carbon plate products located in Philadelphia, PA, which has expanded our presence in the northeast region of the United States and augmented our presence in the marine and defense sectors.

Flat Rolled and Non-Ferrous Group. The Flat Rolled and Non-Ferrous Group processes and sells flat rolled carbon and stainless steel, aluminum, brass and copper in a number of alloy grades and sizes through 14 metal service centers located primarily in the mid-western and southern regions of the United States. We sold approximately 435 thousand tons of these products in 2009 split approximately 60% and 40% between ferrous products and non-ferrous products, respectively. Substantially all of the products from this group that are sold undergo value-added processing prior to shipment to our customers. These processing services include precision blanking (the process in which metal is cut into precise two-dimensional shapes), slitting (the cutting of coiled metals to specified widths along the length of the coil), shearing and cutting-to-length, punching and leveling. We sell our products and services to customers in the electrical and appliance manufacturing, fabrication, furniture, machinery and equipment, transportation and aerospace industries. Many of our large customers purchase through pricing arrangements or contractual agreements that specify the margin over the cost of metal and we generally earn additional margin from these customers by providing services such as product marking and labeling, just-in-time delivery and kitting. We are able to provide these services reliably because our metal service centers are generally located in close proximity to our metal suppliers and our customers. In July 2007, we acquired Lynch Metals, a metal service center business that provides additional value-added, specialized aluminum products to customers who are predominantly manufacturers of air/heat transfer products specifically focused on aerospace, industrial and automotive applications.

Industry Overview. Metal service centers and processors purchase approximately 35% of all the metals used in the U.S. and Canada and play an important intermediary role between the production mills and the end-users. Over the last several years primary metal producers have consolidated and focused on optimizing throughput and operating efficiencies of their production facilities. This has expanded the demand for metal service centers and processors to perform value-added services for end-users. As a result of the industry consolidation, most end-users cannot obtain processed products directly from primary metals producers, and therefore, over 300,000 OEMs, contractors and fabricators nationwide rely on metal service centers for their primary supply of metal products and services. End-users generally buy metal products and services from metal service centers on a margin over the base cost of the metal. When customers require additional processing or specific services, value-added metal service centers, including ours, earn an additional premium margin for the value-added processing elements they perform on base metal prior to delivering it to end-users.

OEMs and other end-users have also recognized the economic advantages associated with outsourcing their customized metals processing needs, which include (1) permitting end-users to reduce total production costs by shifting the responsibility of pre-production processing to metal service centers and (2) allowing OEMs and end-users to reduce inventories and focus on realizing value from additional inventory management measures. These supply-chain services, which are not normally provided by primary metals producers, enable end-users to reduce input costs, decrease inventory and equipment capital requirements and save time, labor and other expenses.

We believe that long-term growth opportunities for metal service centers will continue to expand as both primary metal producers and end-users increasingly seek to have their metal processing and inventory management requirements met by value-added metal service centers. Although the service center industry remains fragmented with approximately 1,200 companies competing in North America, we believe larger and financially flexible companies, like ours, enjoy significant advantages over smaller companies such as obtaining higher discounts associated with volume purchases, servicing customers with operations in multiple locations, offering a broader range of products and services and utilizing more sophisticated information systems.

The metals production and distribution industries have experienced an increase in demand for steel and other metals in recent years driven largely by new market development in China, Brazil, India, Russia and Eastern Europe. Through the first half of 2008, demand growth outpaced supply inputs creating upward cost pressure on commodity inputs such as ores, energy and transportation. In early 2008, global steel prices were at record highs.

United States steel production has remained relatively constant from 2003 through 2008, averaging approximately 106 million tons annually. The global financial crisis that started during the second half of 2008 has caused a significant reduction in the consumption of steel world-wide (excluding China). In the United States, domestic steel production has declined by almost half to approximately 64 million tons in 2009. Similar volume declines occurred in virtually all developed economies. Service centers, distributors, and the rest of the supply chain have responded by aggressively reducing inventories. By August 2009, service center industry-based inventory metrics reported lowest-ever inventory levels during the 32 years that this data has been collected. Since then, inventories have remained low. Consequently, domestic steel producers reported operating levels below 50 percent capacity utilization during 2009.

Steel pricing dropped during the first six months of 2009 as steel producers continually reduced prices in the face of shrinking order backlogs. Since late June 2009, prices have been trending upwards as signs indicated an increase in global demand for steel and raw material inputs (however, there can be no guarantee this trend will continue). Domestic demand also benefited from the government’s “Cash for Clunkers” program. We believe we have seen a modestly improving trend in our order inquiry activity during the latter half of 2009 and it appears, with the exception of non-residential construction, that steel demand may be entering a slow recovery stage (however, there can be no guarantee that it is entering a slow recovery stage). Even in a historically low demand environment, we believe rising price trends are sustainable if producers generate product commensurate with demand. The impact from federal stimulus legislation has not yet had a meaningful impact on the industry as actual spending continues to work through governmental channels. We believe that stimulus spending should have a meaningful impact on 2010 steel consumption and, in combination with basic economic recovery, domestic steel consumption should experience a year over year increase.

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

We have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer-approved quality standards, inspection criteria and metals source traceability. Eighteen of our 34 metal service center facilities have International Standards Organization, or “ISO”, 9002 certification.

Building Products Group

Overview. The Building Products Group manufactures and sells roofing and patio products. We generally sell these products through a network of independent distributors and home improvement contractors. Our roofing products business manufactures and sells a high performance roofing product consisting of a pressed and stone-coated steel panel that mimics the appearance of traditional shake and tile roofing. Our roofing product is well suited for all areas subject to threats of high winds, fires and hail storms. In May 2006, we acquired Duraloc Roofing Systems, Ltd., a Canadian-based competitor which we have re-branded as Allmet Roofing Products. This acquisition provided us with manufacturing capabilities on both the east and west coasts of North America. Our patio products business manufactures and sells building components used primarily for the erection of residential shade structures such as patio covers and enclosures. With facilities located throughout the southern and western regions of the United States, we believe we are one of only a few suppliers of patio products with national scale.

Notwithstanding recent conditions in the United States housing sector, we believe some signs, such as increases in sales of new and existing homes, indicate an improving outlook for the housing sector. Moreover, we believe that factors including an historically low interest rate environment and an aging American housing stock are generating significant pent-up demand for remodeling that should manifest itself when the housing sector rebounds (however, there can be no guarantee that demand for remodeling will increase or the timing of any such rebound). We believe that these factors support a strong long-term outlook for residential remodeling as a cost-effective alternative to new housing construction.

Raw Materials and Supply

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

We obtain the overwhelming majority of our metals from domestic suppliers, which include Nucor Corp., Arcelor Mittal, AK Steel, North American Stainless, Steel Dynamics, and Gerdau Ameristeel. Although we have historically purchased approximately 10% to 15% of our raw material supplies from foreign producers, domestic suppliers have always been, and we believe will continue to be, our principal source of raw material.

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

Steel producers have been undergoing rapid consolidation over the past five years. U.S. Steel, Nucor Corp. and Arcelor Mittal have acquired several of their domestic competitors, and international integrated producers have merged and consolidated operations. The result of this trend will be fewer integrated producers from which we can purchase our raw materials. We believe that global consolidation of the metals industry is beneficial to the metals industry as a whole by enhancing efficiency.

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

Nearly all sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 4% of our net sales in each of the last three years. Our ten largest customers represented less than 14% of our net sales in 2009.

Competition

We are engaged in a highly fragmented and competitive industry. The United States and Canadian metal service center industry generated approximately $153 billion in 2008 revenues from approximately 1,200 different companies. Based on 2008 revenues the top 100 competitors represent approximately 47% of industry revenue. Metals USA is ranked ninth among this group based on 2008 revenues.

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

We believe that we are in substantial compliance with all applicable environmental and workplace health and safety laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet such requirements. However, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed on the CERCLA National Priority List. CERCLA establishes joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials. The costs of clean-ups to date have not been material. We are not currently subject to any claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we cannot rule out the possibility that we could be notified of such claims in the future. It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.

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

Employees

As of December 31, 2009, we employed approximately 1,700 persons. As of December 31, 2009, approximately 166, or approximately 10% of our employees, at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; and the International Brotherhood of Teamsters. Our relationship with these unions generally has been satisfactory. Within the last five years, we have not experienced any work stoppages at any of our facilities. We are currently a party to seven collective-bargaining agreements. Five expire in 2010, one expires in 2011, and one expires in 2013. Presently, we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we expect to succeed in negotiating new collective bargaining agreements with respect to the agreements that expire in 2010.

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

Safety

Our goal is to provide an accident-free workplace. We are committed to continuing and improving upon each facility’s focus and emphasis on safety in the workplace. Our safety program includes regular weekly or monthly field safety meetings and training sessions to teach proper safety procedures. A comprehensive “best practices” safety program which has been implemented throughout our operations ensures that all employees comply with our safety standards, as well as those established by our insurance carriers, and federal, state and local laws and regulations. This program is led by the corporate office, with the assistance of each of our product group presidents, executive officers and industry consultants with expertise in workplace safety. We have experienced improvements in our safety record in four of the last five years. Furthermore, our annual bonus plan for our Chief Executive Officer, officers and managers is tied directly in part to our safety record.

Financial Information About Segments

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 13 to our consolidated financial statements for the year ended December 31, 2009.

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

Foreign Operations

We do not have any material long-term assets or customer relationships outside of the United States. We have no material foreign operations or subsidiaries.

Research and Development

We do not incur material expenses in research and development activities but do participate in various research and development programs. We address research and development requirements and product enhancement by maintaining a staff of technical support, quality assurance and engineering personnel.

Communication with the Company

The Company’s required Securities and Exchange Act filings such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website, http://www.metalsusa.com., as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (the “SEC”). All of these materials are located at the “Investor Relations” link. They can also be obtained free of charge upon request to the Company’s principal address: Metals USA Holdings Corp., 2400 E. Commercial Blvd., Suite 905, Fort Lauderdale, Florida 33308.

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

Our business, financial condition, results of operations and cash flows are heavily affected by changing metal prices (which we believe are currently increasing but which may not continue).

Metals costs typically represent approximately 75% of our net sales. Metals costs can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us and may, therefore, adversely affect our net sales, operating margin and net income. Our metal service centers maintain substantial inventories of metal to accommodate the short lead-times and just-in-time delivery requirements of our customers. Accordingly, using information derived from customers, market conditions, historic usage and industry research, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers. Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders. We have no substantial long-term, fixed-price purchase contracts. When raw material prices rise, we may not be able to pass the price increase on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we reduce existing inventory quantities, lower margins. There have been historical periods of rapid and significant movements in the prices of metal both upward and downward. Any limitation on our ability to pass through any price increases to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in metal prices (which we believe are currently increasing but which may not continue) also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from our raw material purchases to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities. Our liquidity is thus adversely affected by rising metal prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating and Investing Activities.”

Our operating results and liquidity could be negatively affected during economic downturns (which we believe we are currently experiencing) because the demand for our products is cyclical. We believe demand for our products is currently in the lower end of the cycle, although conditions have steadily improved throughout the latter half of 2009.

Many of our products are used in businesses that are, to varying degrees, cyclical and have historically experienced periodic downturns due to economic conditions, energy prices, consumer demand and other factors beyond our control. These economic and industry downturns have been characterized by diminished product demand, excess capacity and, in some cases, lower average selling prices for our products. The recent economic downturn and uncertainty about current global economic conditions pose risks as businesses in one or more of the markets that we serve, or consumers in one or more of the end-markets that our customers serve, may postpone purchases in response to tighter credit, negative financial news and/or declines in asset values, which could have a material adverse effect on the demand for our products and services and on our financial condition, results of operations or cash flows. Additionally, as an increasing amount of our customers relocate their manufacturing facilities outside of the United States, we may not be able to maintain our level of sales to those customers.

More recently, the decline in steel prices resulting from weakened demand and an oversupply of steel throughout the supply chain during the latter half of 2008 and first half of 2009 have contributed to a significant decline in steel product shipments from metals service centers in the U.S in year-over-year comparisons. Reduced demand in a number of our markets combined with the foreign relocation of some of our customers could have an adverse effect on our business, financial condition, results of operations or cash flows.

Our customers sell their products abroad, and some of our suppliers buy feedstock abroad. As a result, our business is affected by general economic conditions and other factors outside the United States, primarily in Europe and Asia. Our suppliers’ access to metal, and therefore our access to metal, is additionally affected by such conditions and factors. Similarly, the demand for our customers’ products, and therefore our products, is affected by such conditions and factors. These conditions and factors include enhanced imbalances in the world’s iron ore, coal and steel industries, a downturn in world economies, increases in interest rates, unfavorable currency fluctuations or a slowdown in the key industries served by our customers. In addition, demand for the products of our Building Products Group has been and is expected to continue to be adversely affected if the current state of the housing market continues to contract, since the results of that group depend on a strong residential remodeling industry, which in turn has been historically driven by an expansion in the broader housing market and relatively high consumer confidence.

We rely on metal suppliers in our business and purchase a significant amount of metal from a limited number of suppliers and termination of one or more of our relationships with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We use a variety of metals in our business. Our operations depend upon obtaining adequate supplies of metal on a timely basis. We purchase most of our metal from a limited number of metal suppliers. As of December 31, 2009, our top three metals suppliers represent a significant portion of our total metal purchasing cost. Termination of our relationship with either of these suppliers could have a material adverse effect on our business, financial condition, results of operations or cash flows if we were unable to obtain metal from other sources in a timely manner.

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

We are engaged in a highly fragmented and competitive industry. We compete with a large number of other value-added oriented metals processor/metal service centers on a regional and local basis, some of which may have greater financial resources than we have. The United States and Canadian metal service center industry generated $153 billion in sales from approximately 1,200 participants in 2008. Based on 2008 revenues the top 100 competitors represent approximately 47% of industry revenue. Metals USA is ranked ninth among this group based on 2008 revenues. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Because price, particularly in the ferrous flat rolled business, is a competitive factor we may be required in the future to reduce sales volumes to maintain our level of profitability. Increased competition in any of our businesses could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our ability to retain our key employees is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and cash flows.

We are dependent on the services of our Chief Executive Officer and other members of our senior management team to remain competitive in our industry. We may not be able to retain or replace one or more of these key employees, we may suffer an extended interruption in one or more of their services or we may lose the services of one or more of these key employees entirely. Our current key employees are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. See “Management—Management Agreements with Metals USA and Related Stock Option Grants from Metals USA Holdings.” Other than a life insurance policy maintained by us on our Chief Executive Officer, for which we are the beneficiary, we do not maintain any life insurance policies for our key employees. If any of our key employees were not able to dedicate adequate time to our business, due to personal or other factors, if we lose or suffer an extended interruption in the services of any of our key employees or if any of our key employees were to terminate their employment it could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

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

Our operations are subject to extensive regulations governing waste disposal, air and water emissions, the handling of hazardous substances, remediation, workplace exposure and other environmental matters. Some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed for clean up under the Comprehensive Environmental Response, Compensation, and Liability Act, which we refer to as “CERCLA.” See “Business—Government Regulation and Environmental Matters.” CERCLA established joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials. The costs of clean-ups to date have not been material. It is possible that we could be notified of such claims in the future. See “Business—Government Regulation and Environmental Matters.” It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial costs related to such claims, which could decrease our net cash flows and adversely affect our profitability.

Adverse developments in our relationship with our unionized employees could adversely affect our business.

As of December 31, 2009, approximately 166 of our employees (approximately 10%) at various sites were members of unions. We are currently a party to seven collective-bargaining agreements. Five expire in 2010, one expires in 2011 and one expires in 2013. Presently we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. However, no assurances can be given that we will succeed in negotiating new collective-bargaining agreements to replace the expiring ones without a strike. Any strikes in the future could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Business—Employees” for a discussion of our previous negotiations of collective-bargaining agreements.

Our historical financial information is not comparable to our current financial condition, results of operations and cash flows because of our use of purchase accounting in connection with the Merger (which resulted in a new valuation for the assets and liabilities of Metals USA to their fair values) and the acquisitions of Port City, Lynch Metals and Allmet.

It may be difficult for you to compare both our historical and future results to our results for the fiscal year ended December 31, 2009. The Merger was accounted for utilizing purchase accounting, which resulted in a new valuation for the assets and liabilities of Metals USA to their fair values. This new basis of accounting began on November 30, 2005. In addition, the acquisition of Port City and Dura-loc Roofing Systems Limited, subsequently renamed Allmet, which we refer to as “Allmet” (collectively, which we refer to as the “2006 Acquisitions”), and the acquisition of Lynch Metals were, and we expect future acquisitions will be, also accounted for using purchase accounting and, therefore, similar limitations regarding comparability of historical and subsequent results could arise. Under the purchase method of accounting, the operating results of each of the acquired businesses, including the 2006 Acquisitions and Lynch Metals, are included in our financial statements only from the date of the acquisitions. As a result, amounts presented in the consolidated financial statements and footnotes may not be comparable with those of prior periods.

We may not successfully implement our acquisition strategy, and acquisitions that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance.

We intend to continue to pursue our acquisition strategy, and we generally target one to two “bolt-on” acquisitions per year that will enhance our metal service center strategy. We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, they may be larger than our historical targets. The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could affect our growth or result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions. We regularly evaluate potential acquisitions and may complete one or more significant acquisitions in the future. To finance an acquisition, we may incur debt or issue equity, both of which could be materially greater amounts than in connection with prior acquisitions. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition strategy, which could have an adverse effect on our business, financial condition, results of operations and cash flows, include:

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

Metals USA Holdings has no direct operations and derives all of its cash flow from its subsidiaries. Because Metals USA Holdings conducts its operations through its subsidiaries, Metals USA Holdings depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in the ABL facility, the indenture governing the Metals USA Notes, the 2007 Notes indenture and other agreements governing current and future indebtedness of Metals USA Holdings’ subsidiaries, as well as the financial condition and operating requirements of Metals USA Holdings’ subsidiaries, may limit Metals USA Holdings’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Metals USA Holdings’ subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Metals USA Holdings to pay any dividends on our common stock.

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

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. The Metals USA Notes, the ABL facility and our other outstanding indebtedness are expected to account for significant cash interest expenses in fiscal 2010 and subsequent years. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing; however, this insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness.

Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2009, our total indebtedness was $468.3 million. We also had an additional $122.9 million available for borrowing under the ABL facility as of that date, but because our fixed charge coverage ratio (which is a measure of financial performance used to determine covenant compliance as defined by our debt agreements) (the “FCCR”) was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million. As of December 31, 2009, we had $468.1 million of indebtedness outstanding under the ABL facility, the Metals USA Notes, the 2007 Notes and an Industrial Revenue Bond, which we refer to as “IRB,” and $0.2 million of junior indebtedness outstanding.

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

Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. We are currently not able to satisfy certain negative covenants in our debt agreements that place a limitation on the incurrence of additional indebtedness.

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

The indentures governing the Metals USA Notes and the 2007 Notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined adjusted EBITDA to fixed charges and consolidated total debt ratios (each, as defined by the applicable indenture). The covenants in the indentures require us to have an adjusted EBITDA to fixed charge ratio (measured on a trailing four-quarter basis and calculated differently from the FCCR as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are not able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indentures.

As of December 31, 2009, our FCCR was 0.42. As of December 31, 2009 we had $122.9 million of additional borrowing capacity under the ABL facility, but because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. Should borrowing availability under the ABL facility fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis.

The interest rate in respect of borrowings under the ABL facility is determined in reference to the FCCR calculated for the three immediately preceding months. Our FCCR as of December 31, 2009, as calculated for the purpose of determining the marginal rates related to borrowings under the ABL facility, will result in a higher marginal rate on a portion of our future borrowings under the ABL facility, although the impact on the weighted average facility rate will not be material.

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that limit or prohibit the Company from taking certain corporate actions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance.”

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

For a more detailed description on the limitations on our ability to incur additional indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities” and “Description of Certain Indebtedness.”

Despite our substantial indebtedness, we may still be able to incur significantly more indebtedness which could have a material adverse effect on our business, financial condition or results of operations.

The terms of the Metals USA Notes indenture, the 2007 Notes indenture and the ABL facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. As of December 31, 2009, we had approximately $122.9 million available for additional borrowing under the ABL facility, including the subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. However, because the FCCR was less than 1.0 to

1.0 as of December 31, 2009, we could only borrow $77.9 million. In addition, the Metals USA Notes indenture does not limit the amount of indebtedness that may be incurred by Flag Intermediate or Metals USA Holdings. Additional leverage could have a material adverse effect on our business, financial condition or results of operations and could increase the risks described in “—Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness,” “—Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows” and “—Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.”

Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A substantial portion of our indebtedness, including the ABL facility and the 2007 Notes, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2009, we had approximately $241.8 million of floating rate debt under the 2007 Notes, the ABL facility and the IRB. We also had an additional $122.9 million available for borrowing under the ABL facility as of December 31, 2009, but because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our fiscal 2009 interest expense under the 2007 Notes, the ABL facility and the IRB by approximately $2.4 million. We use derivative financial instruments to manage a portion of the potential impact of our interest rate risk. As of December 31, 2009, we had $75.0 million of outstanding advances on the ABL facility, which represented approximately 16% of our total indebtedness, that were hedged under interest rate swap agreements. To some extent, derivative financial instruments can protect against increases in interest rates, but they do not provide complete protection over the longer term. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Properties

As of December 31, 2009, we operated 20 metal service centers in the Plates and Shapes Group and 14 facilities in the Flat Rolled and Non-Ferrous Group. These facilities use various metals processing and materials handling machinery and equipment. As of the same date, our Building Products Group operated four manufacturing plants where we process metals into various building products and 20 sales centers.

Many of our facilities are capable of being used at higher capacities, if necessary. We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years. Our metal service center facilities, Building Products sales centers and manufacturing plants, and administrative offices are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2009

	Location	Square Footage	Owned/ Leased
Plates and Shapes Group:
Northeast Plates and Shapes	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Newark, New Jersey	81,000	Owned
	Langhorne, Pennsylvania	235,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	Philadelphia, Pennsylvania	109,000	Leased
	York, Pennsylvania	109,000	Owned
South Central Plates and Shapes	Enid, Oklahoma	112,000	Owned
	Tulsa, Oklahoma	533,000	Leased
	Muskogee, Oklahoma(1)	229,000	Owned
	Cedar Hill, Texas	150,000	Owned
Mid-Atlantic Plates and Shapes	Oakwood, Georgia	206,000	Owned
	Greensboro, North Carolina	180,000	Owned
Ohio Valley Plates and Shapes	Canton, Ohio	110,000	Owned
	Ambridge, Pennsylvania	200,000	Leased
Southeast Plates and Shapes	Mobile, Alabama	246,000	Owned
	Jacksonville, Florida	60,000	Owned
	Waggaman, Louisiana	371,000	Owned
	Columbus, Mississippi	45,000	Owned
Southwest Plates and Shapes	Hayward, California	64,000	Leased

Flat Rolled and Non-Ferrous Group:
	Anaheim, California	22,000	Leased
	Madison, Illinois	100,000	Owned
	Northbrook, Illinois	187,000	Owned
	Jeffersonville, Indiana	90,000	Owned
	Wichita, Kansas	43,000	Leased
	Walker, Michigan	50,000	Owned
	Liberty, Missouri	117,000	Leased
	Union, New Jersey	39,000	Leased
	Randleman, North Carolina	154,000	Owned
	Springfield, Ohio	105,000	Owned
	Wooster, Ohio	140,000	Owned
	Mesquite, Texas	55,000	Leased
	Germantown, Wisconsin	102,000	Owned
	Horicon, Wisconsin	120,000	Leased

	Location	Square Footage	Owned/ Leased
Building Products Group:
Sales Centers	Birmingham, Alabama	12,000	Leased
	Phoenix, Arizona	111,000	Leased
	Hayward, California	24,000	Leased
	Ontario, California	28,000	Leased
	Jacksonville, Florida	17,000	Leased
	Leesburg, Florida	61,000	Leased
	Pensacola, Florida	48,000	Leased
	Stone Mountain, Georgia	14,000	Leased
	Louisville, Kentucky	22,000	Leased
	Kansas City, Missouri	16,000	Leased
	Las Vegas, Nevada	133,000	Leased
	Oklahoma City, Oklahoma	40,000	Leased
	Irmo, South Carolina	38,000	Leased
	Nashville, Tennessee	44,000	Leased
	Houston, Texas	155,000	Leased
	Longview, Texas	15,000	Leased
	Mesquite, Texas	55,000	Leased
	Weslaco, Texas	21,000	Leased
	Salt Lake City, Utah	23,000	Leased
	Kent, Washington	57,000	Leased
Manufacturing Plants	Brea, California	43,000	Leased
	Buena Park, California	168,000	Leased
	Groveland, Florida	247,000	Leased
	Courtland, Ontario	32,000	Owned

Administrative Locations:
Corporate Headquarters	Fort Lauderdale, Florida	4,500	Leased
Corporate Administration	Houston, Texas	13,000	Leased
Building Products Group	Houston, Texas	13,000	Leased
i-Solutions	Ft. Washington, Pennsylvania	4,000	Leased

(1)	This facility is subject to liens with respect to specific debt obligations, including IRBs.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

In accordance with its Certificate of Incorporation dated May 9, 2005, and as amended on November 28, 2005, Metals USA Holdings was authorized to issue 30,000,000 shares of capital stock, all of which were shares of common stock, $.01 par value. At February 12, 2010, 14,673,023 shares were issued and outstanding. Investment funds associated with Apollo own approximately 93% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management. Accordingly, the Company’s common stock is not traded on any stock exchange and has no established public trading market. At February 12, 2010, there were a total of 25 holders of the Company’s common stock.

Securities authorized for issuance under equity compensation plans

The following table set forth, as of December 31, 2009, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	279,168	$4.00	441,799
Equity compensation plans not approved by security holders	—	—	—

Total	279,168	$4.00	441,799

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

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data for the year ended December 31, 2007, and as of December 31, 2008 and for the year ended December 31, 2008, and as of December 31, 2009, and for the year then ended December 31, 2009, for the Successor Company have been derived from our audited consolidated financial statements and related notes included in this Form 10-K. The Successor Company had no assets and conducted no operations from May 9, 2005 (date of inception) to November 30, 2005. The selected historical consolidated financial data for the period from January 1, 2005 to November 30, 2005 for the Predecessor Company, and as of December 31, 2005, and for the period from May 9, 2005 to December 31, 2005, and as of December 31, 2006 for the Successor Company presented in this table have been derived from our Predecessor Company’s and Successor Company’s audited consolidated financial statements not included in this Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period, and should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Predecessor Company	Successor Company
	Period from January 1, 2005 through November 30, 2005	Period from May 9, 2005 (date of inception) through December 31, 2005	Years Ended December 31,
			2006	2007	2008	2009
	(in millions)
Statements of Operations Data:
Net Sales	$1,522.1	$116.9	$1,802.9	$1,845.3	$2,156.2	$1,098.7
Cost of sales (exclusive of operating and delivery, and depreciation and amortization included in Operating Expenses below)	1,189.3	92.5	1,371.8	1,418.8	1,612.9	890.1
Operating expenses(1)(2)	250.7	23.5	312.1	313.1	336.9	230.7

Operating income (loss)	82.1	0.9	119.0	113.4	206.4	(22.1)
Interest expense	12.0	4.1	54.6	87.0	87.9	63.5
(Gain) loss on extinguishment of debt	—	—	—	8.4	—	(92.1)
Other (income) expense, net	(0.1)	—	(0.7)	(0.7)	(0.2)	0.2

Income (loss) before income taxes	70.2	(3.2)	65.1	18.7	118.7	6.3
Provision (benefit) for income taxes	26.7	(1.2)	25.8	4.8	46.1	2.8

Net income (loss)	$43.5	$(2.0)	$39.3	$13.9	$72.6	$3.5

	Years Ended December 31,
	2005(3)	2006	2007	2008	2009
	(in millions)
Balance Sheet Data:
Working Capital	$453.7	$713.6	$506.3	$699.0	$279.1
Total assets	795.3	1,127.0	959.0	1,088.2	627.8
Long-term debt, less current portion	472.9	754.9	855.0	942.6	468.2
Stockholder’s equity (deficit)	132.4	147.6	(125.6)	(51.0)	(43.7)

(1)	For the one-month period ended December 31, 2005, the Successor Company’s operating expenses increased by $5.2 million ($4.1 million for cost of sales and $1.1 million of additional depreciation and amortization) as the inventory was sold and additional depreciation and amortization was recorded. For the year ended December 31, 2006, the Successor Company’s operating expenses increased by $23.9 million ($10.8 million in the first quarter of 2006 for cost of sales as the inventory was sold and $13.1 million of additional depreciation and amortization). As a result of the application of purchase accounting, the Successor Company balances and amounts presented in the consolidated financial statements are not comparable with those of the Predecessor Company.
(2)	We incurred certain non-recurring costs related to the Merger that were charged to the Predecessor Company’s selling, general and administrative expense during the period from January 1, 2005 to November 30, 2005. Such expenses of $15.8 million included $14.6 million paid by us on the closing date of the Merger to holders of 1,081,270 vested in-the-money options and holders of 45,437 restricted stock grant awards related to the long-term incentive compensation plan of the Predecessor Company. Additionally, we recorded expenses of $0.8 million related to severance costs and $0.4 million for other costs associated with the Merger.
(3)	The Merger was accounted for as a purchase, with the Successor Company applying purchase accounting on the closing date of the Merger. As a result, the merger consideration was allocated to the respective fair values of the assets acquired and liabilities assumed from the Predecessor Company. The fair value of inventories, property and equipment and intangibles (customer lists) were increased by $14.9 million, $118.6 million, and $22.2 million, respectively.

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

Overview

On November 30, 2005, Flag Acquisition, a wholly-owned subsidiary of Flag Intermediate, merged with and into Metals USA, with Metals USA being the surviving corporation. The Merger was consummated pursuant to an agreement and plan of merger by and among Metals USA, Metals USA Holdings and Flag Acquisition. As a result of the Merger, all of the issued and outstanding capital stock of Metals USA is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Flag Intermediate has no assets other than its investment in Metals USA, conducts no operations and is a guarantor of both the ABL facility and the Metals USA Notes. Immediately prior to the closing date of the Merger, all outstanding shares of our common stock were cancelled in exchange for a cash payment of $22.00 per share of such common stock. Investment funds associated with Apollo V own approximately 93% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2009, approximately 92% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

Industry Trends

Metals Service Centers

United States steel production has remained relatively constant from 2003 through 2008, averaging approximately 106 million tons annually. The global financial crisis that started during the second half of 2008 has caused a significant reduction in the consumption of steel world-wide (excluding China). In the United States, domestic steel production has declined by almost half to approximately 64 million tons in 2009. Similar volume declines occurred in virtually all developed economies. Service centers, distributors, and the rest of the supply chain have responded by aggressively reducing inventories. By August 2009, service center industry-based inventory metrics reported lowest-ever inventory levels during the 32 years that this data has been collected. Since then, inventories have remained low. Consequently, domestic steel producers reported operating levels below 50 percent capacity utilization during 2009.

Steel pricing dropped during the first six months of 2009 as steel producers continually reduced prices in the face of shrinking order backlogs. Since late June 2009, prices have been trending upwards as signs indicated an increase in global demand for steel and raw material inputs (however, there can be no guarantee this trend will continue). Domestic demand also benefited from the government’s “Cash for Clunkers” program. We believe we have seen a modestly improving trend in our order inquiry activity during the latter half of 2009 and it appears, with the exception of non-residential construction, that steel demand may be entering a slow recovery stage (however, there can be no guarantee that it is entering a slow recovery stage). Even in a historically low demand environment, we believe rising price trends are sustainable if producers generate product commensurate with demand. The impact from federal stimulus legislation has not yet had a meaningful impact on the industry as actual spending continues to work through governmental channels. We believe that stimulus spending should have a meaningful impact on 2010 steel consumption and, in combination with basic economic recovery, domestic steel consumption should experience a year over year increase. The timing of the effect that further price trends will have on the domestic steel market is difficult to predict, and any number of political or general economic factors could cause prices to decline.

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

Consolidated Results of Operations

The following financial information reflects our historical financial statements.

	Fiscal Years Ended December 31,
	2009	%	2008	%	2007	%
	(in millions, except percentages)
Net sales	$1,098.7	100.0%	$2,156.2	100.0%	$1,845.3	100.0%
Cost of sales	890.1	81.0%	1,612.9	74.8%	1,418.8	76.9%
Operating and delivery	126.7	11.5%	186.1	8.6%	178.4	9.7%
Selling, general and administrative	85.1	7.7%	126.8	5.9%	112.3	6.1%
Depreciation and amortization	18.9	1.7%	21.3	1.0%	22.1	1.2%
(Gain) loss on sale of property and equipment	—	—	(2.4)	-0.1%	0.1	0.0%
Impairment of assets	—	—	5.1	0.2%	0.2	0.0%

Operating income (loss)	(22.1)	-2.0%	206.4	9.6%	113.4	6.1%
Interest expense	63.5	5.8%	87.9	4.1%	87.0	4.7%
(Gain) loss on debt extinguishment	(92.1)	-8.4%	—	—	8.4	0.5%
Other (income) expense, net	0.2	0.0%	(0.2)	0.0%	(0.7)	0.0%

Income before income taxes	$6.3	0.6%	$118.7	5.5%	$18.7	1.0%

Results of Operations—Year Ended December 31, 2009 Compared to 2008

Net sales. Net sales decreased $1,057.5 million, or 49.0%, from $2,156.2 million for the year ended December 31, 2008 to $1,098.7 million for the year ended December 31, 2009. The decrease was primarily attributable to a 36.1% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 22.5% decrease in average realized prices. The decrease in volumes for our metal service center businesses was due to an abrupt slowdown in demand in our end-use markets, as the global recession significantly reduced shipment levels to virtually all of the sectors that we serve. Weak demand caused prices for many grades of steel to fall substantially, as steel producers in North America reduced prices and cut production to adjust to the lower order levels. During the year ended December 31, 2009, steel product shipments from metals service centers in the U.S. declined approximately 36% in year-over-year comparisons, according to data from the Metals Service Center Institute. Net sales decreased $32.8 million for our Building Products Group, driven by continued weakness in residential remodeling and the overall housing markets.

Cost of sales. Cost of sales decreased $722.8 million, or 44.8%, from $1,612.9 million for the year ended December 31, 2008, to $890.1 million for the year ended December 31, 2009. The decrease was primarily attributable to a 36.1% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 15.1% decrease in the average cost per ton for our metals service center businesses. Cost of sales decreased $28.0 million for our Building Products Group. We recorded $53.4 million of write-downs during the year ended December 31, 2009, as compared to $6.8 million of write-downs during the year ended December 31, 2008, for inventory lower of cost or market adjustments in our metal service center businesses as a result of price decreases and weak demand for steel products discussed above. Inventory tonnage on hand as of December 31, 2009 was 33.9% less than at December 31, 2008. Cost of sales as a percentage of net sales increased from 74.8% for the year ended December 31, 2008 to 81.0% for the year ended December 31, 2009. Steel prices have generally increased modestly during the latter half of 2009, and we expect this trend to continue as the overall economy improves (however, there can be no guarantee that this trend will continue).

Operating and delivery. Operating and delivery expenses decreased $59.4 million, or 31.9%, from $186.1 million for the year ended December 31, 2008 to $126.7 million for the year ended December 31, 2009. The decrease was a result of lower variable costs associated with decreased shipments. As a percentage of net sales, operating and delivery expenses increased from 8.6% for the year ended December 31, 2008 to 11.5% for the year ended December 31, 2009.

Selling, general and administrative. Selling, general and administrative expenses decreased $41.7 million, or 32.9%, from $126.8 million for the year ended December 31, 2008 to $85.1 million for the year ended December 31, 2009. Lower variable costs of $21.1 million associated with decreased incentive compensation, in addition to lower salaries of $8.6 million achieved in connection with cost reduction initiatives, were the primary contributors to the period-over-period decrease. As a percentage of net sales, selling, general and administrative expenses increased from 5.9% for the year ended December 31, 2008 to 7.7% for the year ended December 31, 2009.

Depreciation and amortization. Depreciation and amortization expense decreased $2.4 million, or 11.3%, from $21.3 million for the year ended December 31, 2008 to $18.9 million for the year ended December 31, 2009. The decrease was primarily due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

Operating income (loss). Operating income (loss) decreased $228.5 million, or 110.7%, from operating income of $206.4 million for the year ended December 31, 2008 to an operating loss of $22.1 million for the year ended December 31, 2009. The decrease was primarily a result of the decrease in net sales discussed above. As a percentage of net sales, operating income (loss) decreased from 9.6% for the year ended December 31, 2008 to (2.0%) for the year ended December 31, 2009.

Interest expense. Interest expense decreased $24.4 million, or 27.8%, from $87.9 million for the year ended December 31, 2008 to $63.5 million for the year ended December 31, 2009. The decrease was primarily a function of reduced borrowings, in addition to lower average interest rates on our ABL facility, as well as debt extinguishments and a lower LIBOR base rate on the 2007 Notes. The weighted average outstanding balance on our ABL facility decreased from $384.1 million for the year ended December 31, 2008 to $180.1 million for the same period of 2009. The weighted average facility rate decreased from 4.31% for the year ended December 31, 2008 to 2.95% for the year ended December 31, 2009. In addition, we repurchased $206.1 million face value of our debt in the open market during the year ended December 31, 2009.

Gain on debt extinguishment. During the year ended December 31, 2009, we purchased $157.4 principal amount of the 2007 Notes in the open market, resulting in a pretax gain of $78.5 (net of unamortized deferred financing costs and original issue discount) on debt extinguishment.

Results of Operations—Year Ended December 31, 2008 Compared to 2007

Net sales. Net sales increased $310.9 million, or 16.8%, from $1,845.3 million for the year ended December 31, 2007 to $2,156.2 million for the year ended December 31, 2008. Results of operations for Lynch Metals, which closed in July 2007, were included for the entire year ended December 31, 2008, and as a result, accounted for $17.2 million of increased sales for the year. The remaining increase of $293.7 million was primarily attributable to an 19.3% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a net sales decrease of $26.4 million for our Building Products Group. In early 2008 global steel prices were at record highs, which contributed to the increase in average realized prices for our metal service center businesses in 2008 compared to 2007. Average selling prices began to decrease during the fourth quarter of 2008 due to lower customer demand and significant mill price reductions.

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

Results of Operations by Segment

	Fiscal Years Ended December 31,
	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Spending	Tons Shipped(1)
2009:
Plates and Shapes	$523.0	47.6%	$537.8	48.0%	$(14.8)	67.0%	$3.3	485
Flat Rolled and Non-Ferrous	490.7	44.7%	474.2	42.3%	16.5	-74.7%	0.5	435
Building Products	93.2	8.5%	97.1	8.7%	(3.9)	17.6%	—	—
Corporate and other	(8.2)	-0.7%	11.7	1.0%	(19.9)	90.0%	0.3	(7)

Total	$1,098.7	100.0%	$1,120.8	100.0%	$(22.1)	100.0%	$4.1	913

2008:
Plates and Shapes	$1,161.2	53.9%	$990.5	50.8%	$170.7	82.7%	$8.6	837
Flat Rolled and Non-Ferrous	882.9	40.9%	804.7	41.3%	78.2	37.9%	2.2	601
Building Products	126.0	5.8%	135.1	6.9%	(9.1)	-4.4%	0.7	—
Corporate and other	(13.9)	-0.6%	19.5	1.0%	(33.4)	-16.2%	0.7	(10)

Total	$2,156.2	100.0%	$1,949.8	100.0%	$206.4	100.0%	$12.2	1,428

2007:
Plates and Shapes	$889.7	48.2%	$796.9	46.0%	$92.8	81.8%	$16.6	826
Flat Rolled and Non-Ferrous	817.7	44.3%	767.6	44.3%	50.1	44.2%	2.9	614
Building Products	152.4	8.3%	152.7	8.8%	(0.3)	-0.3%	1.6	—
Corporate and other	(14.5)	-0.8%	14.7	0.8%	(29.2)	-25.7%	0.4	(11)

Total	$1,845.3	100.0%	$1,731.9	100.0%	$113.4	100.0%	$21.5	1,429

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Segment Results—Year Ended December 31, 2009 Compared to 2008

Plates and Shapes. Net sales decreased $638.2 million, or 55.0%, from $1,161.2 million for the year ended December 31, 2008 to $523.0 million for the year ended December 31, 2009. The decrease was primarily attributable to a 42.1% decrease in shipments, in addition to a 22.3% decrease in average realized prices for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Operating costs and expenses decreased $452.7 million, or 45.7%, from $990.5 million for the year ended December 31, 2008 to $537.8 million for the year ended December 31, 2009. The decrease was primarily attributable to a 42.1% decrease in shipments for the year ended December 31, 2009 compared to the year ended December 31, 2008. This segment recorded a $43.9 million write-down for inventory lower of cost or market adjustments during the year ended December 31, 2009.

Operating income (loss) decreased by $185.5 million, or 108.7%, from operating income of $170.7 million for the year ended December 31, 2008 to operating loss of $14.8 million for the year ended December 31, 2009. The decrease primarily resulted from lower net sales which were driven by a decrease in shipments, in addition to the charges incurred to write-down the segment’s inventories for the year ended December 31, 2009. Operating income (loss) as a percentage of net sales was (2.8%) for the year ended December 31, 2009 compared to 14.7% for the year ended December 31, 2008.

Flat Rolled and Non-Ferrous. Net sales decreased $392.2 million, or 44.4%, from $882.9 million for the year ended December 31, 2008 to $490.7 million for the year ended December 31, 2009. The decrease was primarily attributable to a 27.6% decrease in shipments, in addition to a 23.2% decrease in average realized prices, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Sales of non-ferrous metals accounted for 40% of the segment’s sales product mix during 2009, compared to 41% during 2008.

Operating costs and expenses decreased $330.5 million, or 41.1%, from $804.7 million for the year ended December 31, 2008 to $474.2 million for the year ended December 31, 2009. The decrease was primarily attributable to a decrease in shipments of 27.6% in addition to a decrease in the average cost per ton of 21.6%. This segment recorded a $9.5 million write-down for inventory lower of cost or market adjustments during 2009. Operating costs and expenses as a percentage of net sales increased from 91.1% for the year ended December 31, 2008 to 96.6% for the year ended December 31, 2009.

Operating income decreased by $61.7 million, or 78.9%, from $78.2 million for the year ended December 31, 2008 to $16.5 million for the year ended December 31, 2009. The decrease was primarily attributable to the decrease in sales discussed above, which were a primarily a function of lower shipments. Operating income as a percentage of net sales decreased from 8.9% for the year ended December 31, 2008 to 3.4% for the year ended December 31, 2009.

Building Products. Net sales decreased $32.8 million, or 26.0%, from $126.0 million for the year ended December 31, 2008 to $93.2 million for the year ended December 31, 2009. Softness in the residential remodeling market continued to produce period-over-period net sales decreases for our Building Products Group.

Operating costs and expenses decreased 38.0 million, or 28.1%, from $135.1 million for the year ended December 31, 2008 to $97.1 million for the year ended December 31, 2009. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, in addition to certain initiatives the segment has taken in response to the downturn in the housing and remodeling markets. Management has continued to focus on cost reduction in order to mitigate the impact of lower operating levels resulting from the market downturn. Operating costs and expenses as a percentage of net sales decreased from 107.2% for the year ended December 31, 2008 to 104.2% for the year ended December 31, 2009.

Operating loss decreased by $5.2 million, or 57.1%, from $9.1 million for the year ended December 31, 2008 to $3.9 million for the year ended December 31, 2009. The decrease was primarily attributable to lower operating costs, which decreased at a rate greater than the decline in sales discussed above. Operating loss as a percentage of net sales decreased from 7.2% for the year ended December 31, 2008 to 4.2% for the year ended December 31, 2009.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $13.5 million, or 40.4%, from $33.4 million for the year ended December 31, 2008 to $19.9 million for the year ended December 31, 2009. Lower variable costs of $4.5 million associated with decreased incentive compensation were the primary component of the decrease. Other cost reductions included $1.4 million of lower professional and consulting fees, and $1.0 million of lower costs attributable to employee benefit modifications.

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

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year. As of December 31, 2009, we had $75.0 million drawn on the ABL facility, our borrowing availability was $122.9 million of which we could only borrow $77.9 million because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, and we had cash of $6.0 million. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. At February 5, 2010, we had $78.0 million drawn on the ABL facility, our borrowing availability was $125.8 million and we had cash of $5.5 million.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At December 31, 2009, our long-term debt consisted of $75.0 million of outstanding borrowings on the ABL facility, $226.3 million principal amount of the Metals USA Notes, $161.1 million principal amount of the 2007 Notes, an IRB with $5.7 million principal amount outstanding and $0.1 million in vendor financing and purchase money notes. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) decreased from $699.0 million at December 31, 2008 to $279.1 million at December 31, 2009.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early- payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, we can replace our inventory at lower cost and, thus, generally the ABL facility utilization is reduced. We believe our cash flow from operations, supplemented with the cash available under the ABL facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment. Additionally, we intend to look for value-added business opportunities that we can acquire at reasonable prices. We intend to use cash flows from operations and excess cash available under the ABL facility to fund future investments.

Cash Flows

The following discussion of the principal sources and uses of cash should be read in conjunction with our Consolidated Statements of Cash Flows which are set forth under Item 8—“Financial Statements and Supplementary Data.”

Year Ended December 31, 2009

During the year ended December 31, 2009, net cash provided by operating activities was $243.9 million. This amount was primarily attributable to decreases in accounts receivable and inventories. Changes in working capital during 2009 reflect the change in the business environment that began during the fourth quarter of 2008, when we began reducing inventory purchases as a result of weaker demand and declining prices. Our accounts receivable decreased due to lower sales levels in 2009.

Net cash used in investing activities was $7.8 million for the year ended December 31, 2009, and consisted of proceeds from sales of assets of $0.5 million offset by $4.1 million of capital expenditures and $4.2 million for the acquisition of VR Laser. For the year ended December 31, 2009, the most significant internal capital projects were expansion of our plate processing machinery and equipment at our Tulsa, Oklahoma and York, Pennsylvania Plates and Shapes facilities.

Net cash used in financing activities was $396.8 million for the year ended December 31, 2009, and consisted primarily of net repayments on the ABL facility of $293.0 million, in addition to repayments of other long-term debt of $105.9 million.

Year Ended December 31, 2008

During the year ended December 31, 2008, net cash provided by operating activities was $78.4 million. Through the first three quarters of 2008, we generated significant profits as global steel prices rose to record highs. Our increased profitability was the primary contributor to our cash flow from operations for 2008. During the fourth quarter of 2008, we began to decrease our inventories in response to slackening demand and decreasing prices. Our fourth quarter 2008 reduction in working capital also contributed to cash flow from operations for the year.

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

Year Ended December 31, 2007

During the year ended December 31, 2007, net cash provided by operating activities was $119.2 million. This amount was primarily attributable to reductions in working capital in connection with our inventory management, which seeks to optimize the cost tradeoff between holding inventory and incurring shortages.

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

Covenant Compliance

Adjusted EBITDA

Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility and the indentures governing the Metals USA Notes and the 2007 Notes) is defined as EBITDA further adjusted to exclude certain non-cash and non-recurring items. Adjusted EBITDA is not a defined term under GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity.

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (1) the sum of adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. The interest rate in respect of borrowings under the ABL facility is determined in reference to the FCCR, and should borrowing availability under the ABL facility fall below $45.0 million, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of December 31, 2009, our borrowing availability under the ABL facility was $122.9 million, but because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million. In addition, the FCCR also is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

Although the indentures governing the Metals USA Notes and the 2007 Notes also contain covenants that restrict our ability to incur indebtedness and pay dividends based on our FCCR, the definition and application of the FCCR contained in the indentures differ from the definition and application of the FCCR in the ABL facility in that the numerator of the FCCR as defined in the indentures does not include cash income taxes or non-financed capital expenditures and the denominator of the FCCR as defined in the indentures does not include the sum of certain distributions paid in cash and scheduled principal reductions on debt, and separate FCCRs are required under certain circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities.”

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of December 31, 2009, our FCCR was 0.42. As of December 31, 2009, we had $122.9 million of additional borrowing capacity under the ABL facility, but because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million.

The indentures governing the Metals USA Notes and the 2007 Notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt and making certain acquisitions, if we are unable to meet defined adjusted EBITDA to fixed charge coverage and consolidated total debt ratios (each, as defined). The covenants in the indentures require us to have an adjusted EBITDA to fixed charge coverage ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are not able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indentures.

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that limit or prohibit the Company from taking certain corporate actions.

Limitations of Adjusted EBITDA

There are material limitations associated with making the adjustments to our earnings to calculate adjusted EBITDA and using such a non-GAAP financial measure as compared to the most directly comparable GAAP financial measures. For instance, adjusted EBITDA does not include:

•	interest expense, and, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate; and

•	depreciation and amortization expense, and, because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue.

In addition, fixed charges should not be considered an alternative to interest expense.

Below is a reconciliation of net income to EBITDA, adjusted EBITDA and net cash provided by operating activities:

	Years Ended December 31,
	2009	2008	2007
	(in millions, except ratios)
Net income	$3.5	$72.6	$13.9
Depreciation and amortization(1)	21.2	23.6	23.7
Interest expense	63.5	87.9	87.0
(Gain) loss on extinguishment of debt	(92.1)	—	8.4
Provision (benefit) for income taxes	2.8	46.1	4.8
Other (income) expense	0.2	(0.2)	(0.7)

EBITDA	(0.9)	230.0	137.1
Covenant defined adjustments:
Stock options and grant expense(2)	0.4	1.1	4.8
Facilities closure(3)	2.1	4.0	0.7
Pension withdrawal liability(4)	—	—	2.0
Management fees and other costs(5)	1.2	1.9	1.5
Impairment of assets(6)	—	5.1	—

Adjusted EBITDA(7)	2.8	242.1	146.1
(Gain) loss on sale of property and equipment	—	(2.4)	0.1
Provision for bad debts	2.9	3.1	1.7
Amortization of debt issuance costs and discounts on long-term debt	5.1	6.0	5.0
Deferred income taxes	32.1	(3.1)	(3.7)
Non-cash interest on PIK option	21.0	—	—
Interest expense	(63.5)	(87.9)	(87.0)
Provision for income taxes	(2.8)	(46.1)	(4.8)
Other income (expense)	(0.2)	0.2	0.7
Facilities closure	(2.1)	(4.0)	(0.7)
Pension withdrawal liability	—	—	(2.0)
Management fees and other costs	(1.2)	(1.9)	(1.5)
Other	—	—	0.2
Changes in assets and liabilities	249.8	(27.6)	65.1

Net cash provided by operating activities	$243.9	$78.4	$119.2

Fixed charge coverage ratio numerator(7)	$15.8	$197.9	$103.2
Fixed charge coverage ratio denominator(7)	$37.6	$68.1	$78.6
FCCR(7)	0.42	2.91	1.31

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	Non-cash stock option and stock grant expense.
(3)	This amount represents charges for the closure of nine facilities in our Building Products Group and one facility in our Plates and Shapes Group during 2009, six facilities in our Building Products Group during 2008 and three facilities in our Building Products Group during 2007.

(4)	This amount represents expenses incurred in connection with the withdrawal of two of our operating facilities from a multi-employer pension fund.
(5)	Primarily represents expenses related to the management agreement we have with Apollo.
(6)	This amount represents non-cash impairment charges related to goodwill and customer list intangible assets associated with our Building Products Group.
(7)	These amounts represent the Fixed Charge Coverage Ratio (“FCCR”) numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility.

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

As of December 31, 2009, we had $211.9 million of eligible collateral, $75.0 million in outstanding advances, $14.0 million in open letters of credit and $122.9 million of additional borrowing capacity, but because our FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million. As of December 31, 2009, we had $6.0 million of cash.

At February 5, 2010, we had $217.8 million of eligible collateral, $78.0 million in outstanding advances, $14.0 million in open letters of credit and $125.8 million of additional borrowing capacity. As of February 5, 2010, we had approximately $5.5 million of cash.

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

Interest Rate and Fees. Interest is calculated based upon a margin (established within a specific pricing grid for loans utilizing Tranche A Commitments) over reference rates. The marginal rates vary with our financial performance as measured by the FCCR. The FCCR is determined by dividing (i) the sum of adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the three immediately preceding fiscal periods.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 0.251%, respectively, as of December 31, 2009.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which, as long as borrowing availability is greater or equal to $45.0 million and in the absence of default, is controlled by Metals USA. As long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of December 31, 2009, our FCCR was 0.42.

Additionally, payments of management and consulting fees are limited to the greater of $3.0 million or 3% of adjusted EBITDA (as defined in the loan and security agreement governing the ABL facility) provided borrowing availability equals at least $25.0 million. Further, distributions in respect of capital stock are limited to the payment of up to $25.0 million, plus $5.0 million for each full fiscal quarter (with any amount not used in any fiscal quarter being permitted to be used in succeeding fiscal quarters), plus 50% of cumulative consolidated net income or, if a loss, minus 100% of the amount thereof, plus 100% of the aggregate net proceeds received by us from certain sales and issuances of capital stock or from certain capital contributions, of dividends in any fiscal quarter provided that borrowing availability is greater than or equal to $50.0 million and the FCCR is at least 1.0 to 1.0.

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility on amounts in excess of $15.0 million would also result in a default under the Metals USA Notes and the 2007 Notes that would provide the holders of the Metals USA Notes and the 2007 Notes with the right to demand immediate repayment.

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the year ended December 31, 2009 amounted to $6.8 million of additional interest expense, consisting of $4.8 million of settlements and $2.0 million of changes in the fair value of derivatives. The fair value of the Company’s interest rate swaps was $5.8 million at December 31, 2009, with $4.4 million classified as accrued liabilities and $1.4 million classified as other long-term liabilities in the consolidated balance sheet.

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

Under the indenture governing the Metals USA Notes, we are required to pay interest on overdue principal at 1% per annum in excess of the above rate and are required to pay interest on overdue installments of interest at such higher rate to the extent lawful. The indenture governing the Metals USA Notes contains the covenants described under “—Covenant Compliance” above.

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of December 31, 2009.

During the year ended December 31, 2009, we purchased $48.7 million principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 million (net of unamortized deferred financing costs) on debt extinguishment.

2007 Notes

On July 10, 2007, we issued $300.0 million initial aggregate principal amount of the 2007 Notes due July 1, 2012. The 2007 Notes were issued at an initial issue price of 97% of the principal amount thereof, and original issue discount is being amortized to interest expense over the life of the 2007 Notes. The unamortized discount at December 31, 2009 and 2008 was $2.6 million and $6.3 million, respectively. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

Metals USA Holdings must make an election regarding whether interest payments on the 2007 Notes will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay (1) interest entirely in cash or (2) PIK Interest, or (3) Partial PIK Interest. Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in the second year of the issuance of the 2007 Notes, by 0.50% to 6.50% in the third year of the issuance of the 2007 Notes, and by 0.75% to 6.75% in the fourth year of the issuance of the 2007 Notes. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1. PIK Interest notes, resulting from the conversion of interest into PIK notes, when paid will be treated as an operating activity in the Consolidated Statements of Cash Flows in accordance with ASC 230.

The initial five interest payments on the 2007 Notes were paid solely in cash. Flag Intermediate provided funds to Metals USA Holdings to fund the initial five quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, April 1, 2008, July 1, 2008 and October 1, 2008 and which totaled $7.7 million, $8.4 million, $8.1 million, $6.5 million and $6.6 million, respectively.

On September 26, 2008, we made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2 million. We have continued to make PIK Interest payments subsequent to January 1, 2009. The April 1, 2009 PIK Interest payment amounted to $5.6 million, the July 1, 2009 PIK Interest payment amounted to $3.8 million the October 1, 2009 PIK Interest payment amounted to $3.5 million and the January 1, 2010 PIK Interest payment amounted to $3.1 million. The Company must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless we elect otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $68.2 million as of December 31, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of December 31, 2009.

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

Under the indenture governing the 2007 Notes, we are required to pay interest on overdue principal at 1% per annum in excess of the rates discussed above and are required to pay interest on overdue installments of interest at such higher rate to the extent lawful. The indenture governing the 2007 Notes contains covenants described under “—Covenant Compliance” above.

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

Our affiliates, which include Apollo, as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the year ended December 31, 2009, interest paid on the 2007 Notes held by affiliates amounted to $11.6 million, and was paid entirely by PIK Interest. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

During the year ended December 31, 2009, we purchased $157.4 million principal amount of the 2007 Notes in the open market, resulting in a pretax gain of $78.5 million (net of unamortized deferred financing costs and original issue discount) on debt extinguishment.

Restricted Payments

Both the loan and security agreement governing the ABL facility and the indentures governing the Metals USA Notes and the 2007 Notes contain restrictions as to the payment of dividends. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was

$68.2 million as of December 31, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of December 31, 2009. As of December 31, 2009, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $141.1 million of total stockholder’s equity.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2009.

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

Our future contractual obligations as of December 31, 2009 include the following:

		For the Fiscal Years Ended December 31,
	Total	2010	2011	2012	2013	2014	Beyond
		(in millions)
ABL facility(1)	$75.0	$—	$75.0	$—	$—	$—	$—
Purchase Orders	99.3	99.3	—	—	—	—	—
11 1/8 Senior Secured Notes Due 2015 (Metals USA Notes).	377.5	25.2	25.2	25.2	25.2	25.2	251.5
Senior Floating Rate Toggle Notes Due 2012 (2007 Notes)(2)	163.7	—	—	163.7	—	—	—
IRB(3)	5.7	—	—	—	—	—	5.7
Other obligations(4)	7.5	0.7	0.7	0.6	0.6	0.6	4.3
Operating lease obligations	55.1	14.9	13.0	8.0	5.5	4.3	9.4

Total	$783.8	$140.1	$113.9	$197.5	$31.3	$30.1	$270.9

(1)	The amounts stated do not include interest costs. The ABL facility bears interest based upon a margin over reference rates established within a specific pricing grid. The marginal rates will vary with our financial performance as measured by the fixed charge coverage ratio. The applicable base rate and the effective LIBOR rate were 3.25% and .251%, respectively, on December 31, 2009.
(2)	The amounts stated do not include interest costs. The 2007 Notes bear cash interest at LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3 and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. The effective LIBOR rate was ..251% at December 31, 2009.
(3)	The amounts stated do not include interest costs. The interest rate assessed on the IRB varies from month to month based on an index of mutual bonds, which was 0.44% on December 31, 2009.
(4)	Consists of junior indebtedness of approximately $0.2 million and a multiemployer pension fund withdrawal liability of approximately $7.3 million. Excludes payments for unrecognized tax benefits. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with respective taxing authorities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

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

Inventories. Inventories are stated at the lower of cost or market. We conduct a lower of cost or market inventory valuation annually as of December 31 or more frequently if circumstances indicate potential write-downs. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out method of accounting. We regularly review inventory on hand and record adjustments for damaged and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for slow-moving inventory.

Adjustments made for damaged and slow-moving inventory often relate to improved information not previously available. Uncertainties with respect to adjustments for damaged and slow-moving inventory are inherent in the preparation of financial statements. The rate of future losses associated with damaged or slow moving inventory may not be similar to past experience.

New Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the

SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the year ended December 31, 2009, we have included the expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition that closed during the first quarter of 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility and the 2007 Notes, both of which are subject to variable interest rates. As of December 31, 2009, outstanding borrowings under the ABL facility were $75.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the year ended December 31, 2009, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $1.8 million for the period.

As of December 31, 2009, the outstanding principal amount of the 2007 Notes was $161.1 million. Based on this amount, a one percent increase or decrease in the base rate would have resulted in a change to pretax interest expense of $1.6 million for the year ended December 31, 2009. At January 29, 2010, the 2007 Notes were traded at approximately 85.25% of face value, based on quoted market prices.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the year ended December 31, 2009 amounted to $6.8 million of additional interest expense, consisting of $4.8 million of settlements and $2.0 million of changes in the fair value of derivatives. The fair value of the Company’s interest rate swaps was $5.8 million at December 31, 2009, with $4.4 million classified as accrued liabilities and $1.4 million classified as other long-term liabilities in the consolidated balance sheet.

$226.3 million aggregate principal amount of Metals USA Notes were outstanding at December 31, 2009, with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At January 29, 2010, the Metals USA Notes were traded at approximately 103.50% of face value, based on quoted market prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Metals USA Holdings Corp.

We have audited the accompanying consolidated balance sheets of Metals USA Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 12, 2010

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash	$6.0	$166.7
Accounts receivable, net of allowance of $6.3 and $8.8, respectively	131.5	189.3
Inventories	216.0	422.6
Deferred income tax asset	14.5	23.6
Prepayments and other	6.5	6.5

Total current assets	374.5	808.7
Property and equipment, net	183.4	190.1
Assets held for sale	—	1.8
Intangible assets, net	8.4	13.6
Goodwill	45.6	49.9
Other assets	15.9	24.1

Total assets	$627.8	$1,088.2

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$56.4	$47.2
Accrued liabilities	38.9	60.9
Current portion of long-term debt	0.1	1.6

Total current liabilities	95.4	109.7
Long-term debt, less current portion	468.2	942.6
Deferred income tax liability	84.8	62.2
Other long-term liabilities	23.1	24.7

Total liabilities	671.5	1,139.2

Commitments and contingencies
Stockholders’ Deficit:
Common stock, $.01 par value, 30,000,000 shares authorized, 14,673,023 and 14,077,500 issued and oustanding at December 31, 2009 and 2008, respectively	0.1	0.1
Additional paid-in capital	7.6	6.4
Retained deficit	(51.0)	(54.5)
Accumulated other comprehensive loss	(0.4)	(3.0)

Total stockholders’ deficit	(43.7)	(51.0)

Total liabilities and stockholders’ deficit	$627.8	$1,088.2

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Years Ended December 31,
	2009	2008	2007
Net Sales	$1,098.7	$2,156.2	$1,845.3
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	890.1	1,612.9	1,418.8
Operating and delivery	126.7	186.1	178.4
Selling, general and administrative	85.1	126.8	112.3
Depreciation and amortization	18.9	21.3	22.1
(Gain) loss on sale of property and equipment	—	(2.4)	0.1
Impairment of assets	—	5.1	0.2

Operating income (loss)	(22.1)	206.4	113.4
Other (income) expense:
Interest expense	63.5	87.9	87.0
(Gain) loss on extinguishment of debt	(92.1)	—	8.4
Other (income) expense, net	0.2	(0.2)	(0.7)

Income before income taxes	6.3	118.7	18.7
Provision for income taxes	2.8	46.1	4.8

Net income	$3.5	$72.6	$13.9

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2009	2008	2007
Common Stock ($.01 Par)
Balance at beginning and end of period	$0.1	$0.1	$0.1

Additional Capital
Balance at beginning of period	$6.4	$0.7	$118.1
Stock-based compensation	0.4	0.4	4.1
Issuance of common stock	2.7	—	—
Deferred compensation	—	—	(0.9)
Dividends paid	—	—	(120.6)
Other	(1.9)	5.3	—

Balance at end of period	$7.6	$6.4	$0.7

Retained Earnings (Deficit)
Balance at beginning of period	$(54.5)	$(127.1)	$30.0
Net income	3.5	72.6	13.9
Dividends paid	—	—	(167.9)
Cumulative effect of adoption of new accounting principle	—	—	(3.1)

Balance at end of period	$(51.0)	$(54.5)	$(127.1)

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$0.7	$(1.1)	$1.3
Deferred hedging gains (losses)	1.7	(2.4)	—
Deferred securities valuation gains (losses)	0.2	(0.2)	—

Other comprehensive income (loss), net of deferred income taxes	2.6	(3.7)	1.3
Accumulated other comprehensive income (loss) at beginning of period	(3.0)	0.7	(0.6)

Accumulated other comprehensive income (loss) at end of period	$(0.4)	$(3.0)	$0.7

Comprehensive Income
Net income	$3.5	$72.6	$13.9
Other comprehensive income (loss)	2.6	(3.7)	1.3

Total comprehensive income	$6.1	$68.9	$15.2

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$3.5	$72.6	$13.9
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of property and equipment	—	(2.4)	0.1
Impairment of assets	—	5.1	0.2
Provision for bad debts	2.9	3.1	1.7
Depreciation and amortization	21.2	23.6	23.7
(Gain) loss on extinguishment of debt	(92.1)	—	8.4
Amortization of bond discounts and debt issuance costs	5.1	6.0	5.0
Deferred income taxes	32.1	(3.1)	(3.7)
Stock-based compensation	0.4	1.1	4.8
Non-cash interest on PIK option	21.0	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	54.9	4.4	17.9
Inventories	206.6	(12.8)	41.7
Prepayments and other	—	0.4	0.3
Accounts payable and accrued liabilities	(11.0)	(27.9)	2.1
Other operating	(0.7)	8.3	3.1

Net cash provided by operations	243.9	78.4	119.2

Cash flows from investing activities:
Sale of assets	0.5	9.5	1.2
Purchases of assets	(4.1)	(12.2)	(21.5)
Port City Metal Service contingent earn-out payment	—	(5.0)	—
Acquisition costs, net of cash acquired	(4.2)	—	(38.2)

Net cash used in investing activities	(7.8)	(7.7)	(58.5)

Cash flows from financing activities:
Borrowings on ABL facility	119.0	1,056.0	574.5
Repayments on ABL facility	(412.0)	(968.5)	(623.0)
Issuances of long-term debt	—	—	291.0
Repayments of long-term debt	(105.9)	(2.4)	(150.7)
Deferred financing costs	—	(2.7)	(6.2)
Exercise of stock options	2.7	—	—
Dividends paid	—	—	(288.5)
Other financing	(0.6)	—	—

Net cash (used in) provided by financing activities	(396.8)	82.4	(202.9)

Net (decrease) increase in cash	(160.7)	153.1	(142.2)
Cash, beginning of period	166.7	13.6	155.8

Cash, end of period	$6.0	$166.7	$13.6

Supplemental Cash Flow Information:
Cash paid for interest	$41.0	$78.2	$73.0

Cash paid for income taxes	$3.7	$32.8	$22.0

Cash (received) for income taxes	$(20.0)	$(0.6)	$(0.1)

Investments in property, plant and equipment not paid	$0.2	$0.9	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

1. Organization and Significant Accounting Policies

Description of the Business

On May 18, 2005, Metals USA Holdings Corp., a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Metals USA Holdings and its wholly owned subsidiaries, Flag Intermediate and Metals USA, are referred to collectively herein as the “Company.” Metals USA prior to the Merger is referred to herein as the “Predecessor Company.”

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2009, approximately 92% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

Subsequent Events—In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2009, up until the issuance of the financial statements, which occurred on February 12, 2010.

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

Inventories—Inventories are stated at the lower of cost or market. We conduct a lower of cost or market inventory valuation annually as of December 31 or more frequently if circumstances indicate potential write-downs. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out method of accounting. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions.

Valuation and qualifying accounts—We provide reserves for accounts receivable and inventory. The reserves for these accounts for the years ended December 31, 2009, 2008 and 2007 are summarized below:

	Balance at Beginning of Period	Amount Charged to Expense	Utilization of Reserve	Balance at End of Period
Year Ended December 31, 2009:
Allowance for doubtful accounts	$8.8	$2.9	$(5.4)	$6.3
Inventory valuation allowance	7.4	1.6	(2.6)	$6.4

Year Ended December 31, 2008:
Allowance for doubtful accounts	$8.3	$3.1	$(2.6)	$8.8
Inventory valuation allowance	6.0	2.2	(0.8)	$7.4

Year Ended December 31, 2007:
Allowance for doubtful accounts	$8.4	$1.7	$(1.8)	$8.3
Inventory valuation allowance	5.9	1.0	(0.9)	$6.0

Financial Derivatives—We use financial derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. The Company accounts for its derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” (“ASC 815”), which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a statement of operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at December 31, 2009, all have remaining terms of approximately two years or less.

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

Liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Interest rate swaps	$5.8	$—	$5.8	$—

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The estimated fair value of the Company’s debt at December 31, 2008 excludes an amount for the Company’s Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) due to the global tightening of credit conditions, which would have made a hypothetical bank refinancing unlikely as of that date. Our Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”) and our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. The estimated fair value of current and long-term debt at December 31, 2009 and December 31, 2008 was $434.5 and $252.1, respectively.

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

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss), net of tax as of December 31 are summarized below.

	December 31,
	2009	2008
Foreign currency translation	$0.3	$(0.4)
Deferred hedging gains (losses)	(0.7)	(2.4)
Deferred securities valuation gains (losses)	—	(0.2)

Accumulated other comprehensive income (loss), net of tax	$(0.4)	$(3.0)

Our foreign currency translation gains and losses relate to our Canadian subsidiary, Allmet. Unrealized losses on marketable securities of $0.2 which were deferred as of December 31, 2008 were recognized in earnings during the year ended December 31, 2009. See Note 6 for details of hedging gains and losses recognized in earnings which had been previously deferred in Accumulated Other Comprehensive Income (Loss).

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

Delivery expense totaled $32.8, $50.8, and $46.8 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the year ended December 31, 2009, we have included the expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

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

Lynch Metals Acquisition

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

Pro Forma Results

The following unaudited pro forma information presents the Company’s consolidated results of operations for the year ended December 31, 2007 as if the Lynch Metals acquisition had occurred on January 1, 2007:

Year Ended December 31, 2007
Revenues	$1,860.9
Net income	14.4

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

3. Inventories

Inventories consist of the following:

	December 31,
	2009	2008
Raw materials—
Plates and Shapes	$111.0	$254.8
Flat Rolled and Non-Ferrous	70.2	111.7
Building Products	5.1	10.9

Total raw materials	186.3	377.4

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	19.2	29.2
Building Products	10.5	16.0

Total work-in-process and finished goods	29.7	45.2

Total inventories	$216.0	$422.6

We recorded write-downs of $53.4 and $6.8 for inventory lower of cost or market adjustments during the years ended December 31, 2009 and 2008, respectively, in our metals service center business.

4. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	December 31,
		2009	2008
Land	—	$10.5	$10.5
Buildings and improvements	3-40 years	71.5	71.1
Machinery and equipment	2-25 years	151.5	142.3
Automobiles and trucks	3-10 years	2.6	3.3
Construction in progress	—	0.5	1.7

Total property and equipment		236.6	228.9
Less: Accumulated depreciation		(53.2)	(38.8)

Total property and equipment, net		$183.4	$190.1

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $13.7, $12.8 and $11.7, respectively.

5. Intangible Assets

The fair value of identifiable intangible assets was determined based on valuation appraisals. The valuation methodology used was the income approach, which developed discounted cash flows based on the future benefits expected to be derived from the assets. We are amortizing customer lists over five years using an accelerated amortization method which approximates their estimated useful lives. We are amortizing the Lynch Metals trade name on a straight-line basis over fifteen years.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The carrying amounts of the Company’s intangible assets are as follows:

	December 31,
	2009	2008
Customer lists	$40.7	$40.7
Effect of foreign currency	0.1	0.1
Less: Accumulated amortization	(35.2)	(30.4)

	$5.6	$10.4

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.5)	(0.3)

	$2.8	$3.0

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.6)	(0.5)

	$—	$0.1

Aggregate amortization expense for the years ended December 31, 2009, 2008 and 2007 was $5.2, $8.5 and $10.4, respectively. In addition, we recognized a $0.9 impairment charge in the fourth quarter of 2008 in connection with the write-off of customer list intangible assets associated with the Patio Division of our building products business, which reduced the cost basis of such assets as of December 31, 2008.

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

In April 2009, we repaid outstanding borrowings on our ABL facility such that the outstanding balance on the ABL facility was less than the $250.0 notional amount associated with our series of interest rate swap agreements. In connection with the debt repayment, we removed the cash flow hedge designation from a portion

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

of our interest rate swaps. As a result of the removal of the cash flow hedge designation, we reclassified into earnings $1.7 of cumulative net losses associated with the derivative contract in other comprehensive income (loss) (“OCI”), a component of stockholders’ deficit, during the second quarter of 2009. The underlying derivative instrument will not expire until April 15, 2011, and all subsequent changes in the fair value of this instrument will be prospectively recognized in earnings.

As of September 30, 2009, and in connection with additional repayments of outstanding borrowings on the ABL facility, we removed the cash flow hedge designation from the remaining portion of our interest rate swaps. As a result of the removal of the cash flow hedge designations, we discontinued prospectively the use of hedge accounting on our remaining interest rate swaps. For the amount associated with the forecasted transactions still expected to occur, the net derivative instrument losses at the date of de-designation associated with these discontinued cash flow hedges will continue to be reported in OCI, and will be reclassified from OCI into earnings in the same periods during which the hedged forecasted transactions affect earnings. The amounts expected to be reclassified into earnings over the next twelve months amounted to $0.6 as of December 31, 2009. All subsequent changes in the fair value of these instruments will be prospectively recognized in earnings.

The following table presents the location within the consolidated balance sheet of all assets and liabilities associated with the Company’s outstanding derivatives at December 31, 2009.

Derivatives designated as hedging instruments under ASC 815	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31,
		2009	2008	2009	2008
Interest rate swaps	Accrued liabilities	$—	$—	$—	$1.8
	Other long-term liabilities	—	—	—	4.8

Total derivatives designated as hedging instruments under ASC 815		$—	$—	$—	$6.6

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	Accrued liabilities	$—	$—	$4.4	$—
	Other long-term liabilities	—	—	1.4	—

Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$5.8	$—

Total derivatives		$—	$—	$5.8	$6.6

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following tables present the pretax impact of the Company’s derivative instruments within the consolidated statements of operations for the years ended December 31, 2009 and 2008. Effective gains and losses had been deferred in OCI and recognized simultaneously with the impact of cost changes in the underlying transactions. Pretax realized gains and losses from derivatives which are recognized in earnings are included in interest expense in the consolidated statements of operations.

	Derivatives Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Years Ended December 31,
	2009	2008	2009	2008	2009	2008
Interest rate swaps	$3.4	$(3.8)	$(2.7)	$0.1	$—	$(0.2)

			Derivatives Not Designated as Cash Flow Hedges
			Amount of Gain (Loss) Recognized in Income on Derivatives
			Years Ended December 31,
			2009	2008
Interest rate swaps			$(4.1)	$(2.4)

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

7. Other Assets

Other assets consist of the following:

	December 31,
	2009	2008
Deferred financing costs	$5.3	$8.0
Deferred debt offering costs	5.5	9.6
Deferred management fees	3.7	4.9
Other	1.4	1.6

Total other assets	$15.9	$24.1

The Company did not incur any additional deferred financing costs during 2009. Deferred financing costs incurred for the years ended December 31, 2008 and 2007 were $2.7, and $6.2, respectively. Amortization of debt issuance costs for the years ended December 31, 2009, 2008 and 2007 was $4.2, $4.2, and $7.4, respectively. For the year ended December 31, 2009, $2.6 of deferred debt issuance costs were accelerated in connection with the extinguishment of debt. For the year ended December 31, 2007, $3.8 of debt issuance costs were accelerated in connection with the redemption of Metals USA Holdings’ $150.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2006 Notes”).

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2009	2008
Accrued salaries and employee benefits	$9.9	$19.3
Accrued taxes, other than income	2.4	3.1
Accrued interest	7.5	14.6
Accrued insurance	4.8	5.2
Accrued audit and tax fees	0.8	0.8
Accrued warranty liability	0.4	0.5
Accrued lease terminations	0.9	0.2
Accrued management fees	4.2	5.4
Accrued Merger consideration—Predecessor common shares outstanding	2.0	6.0
Current portion of interest rate swap liability	4.4	1.8
Other	1.6	4.0

Total accrued liabilities	$38.9	$60.9

9. Debt

Debt consists of the following:

	December 31,
	2009	2008
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$75.0	$368.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	275.0
Senior Floating Rate Toggle Notes due 2012 (2007 Notes)	161.1	293.7
Industrial Revenue Bond	5.7	5.7
Other	0.2	1.8

Total debt	468.3	944.2
Less—current portion of debt	0.1	1.6

Total long-term portion of debt	$468.2	$942.6

The weighted average interest rate under the ABL facility for the years ended December 31, 2009 and 2008 was 2.95% and 4.31%, respectively.

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

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of December 31, 2009, we had $211.9 of eligible collateral, $75.0 in outstanding advances, $14.0 in open letters of credit and $122.9 of additional borrowing capacity, but because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9. As of December 31, 2009, we had $6.0 of cash.

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

For purposes of determining covenant compliance, the FCCR is calculated based on the most recent period of four consecutive fiscal quarters. As long as our borrowing availability is greater than or equal to $45.0, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of December 31, 2009, our FCCR was 0.42.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 0.251% and 3.25%, respectively, as of December 31, 2009.

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes and the 2007 Notes that would provide the holders of the Metals USA Notes and the 2007 Notes with the right to demand immediate repayment. We are in compliance with all covenants as of December 31, 2009.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 6).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $5.3 as of December 31, 2009, are included in other non-current assets.

Senior Floating Rate Toggle Notes due 2012

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”). The 2007 Notes were issued at an initial issue price of 97% of the principal amount thereof, and the original issue discount is being amortized to interest expense over the life of the 2007 Notes. The unamortized discount at December 31, 2009 and 2008 was $2.6 and $6.3, respectively. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

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

On September 26, 2008, we made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2. We have continued to make PIK Interest payments subsequent to January 1, 2009. The April 1, 2009 PIK Interest payment amounted to $5.6, and the July 1 PIK Interest payment amounted to $3.8, the October 1, 2009 PIK Interest payment amounted to $3.5 and the January 1, 2010 PIK Interest payment amounted to $3.1. The Company must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless we elect otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $68.2 as of December 31, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of December 31, 2009.

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

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the years ended December 31, 2009, interest paid on the 2007 Notes held by affiliates amounted to $11.6, and was paid entirely by PIK Interest. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

During the year ended December 31, 2009, we purchased $157.4 principal amount of the 2007 Notes in the open market, resulting in a pretax gain of $78.5 (net of unamortized deferred financing costs and original issue discount) on debt extinguishment.

Costs related to the issuance of the 2007 Notes were capitalized and are being charged to interest expense over the life of the 2007 Notes. Unamortized issuance costs of $1.2 as of December 31, 2009, are included in other non-current assets.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of December 31, 2009.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of December 31, 2009.

During the year ended December 31, 2009, we purchased $48.7 principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 (net of unamortized deferred financing costs) on debt extinguishment.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $4.3 as of December 31, 2009, are included in other non-current assets.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 0.44% at December 31, 2009. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of December 31, 2009.

Maturities

Scheduled maturities of long-term debt outstanding at December 31, 2009, are as follows:

	Years Ended December 31,
	2010	2011	2012	2013	2014	Beyond
			(in millions)
ABL facility	$—	$75.0	$—	$—	$—	$—
11 1/8 Senior Secured Notes Due 2015 (Metals USA Notes)	—	—	—	—	—	226.3
Senior Floating Rate Toggle Notes Due 2012 (2007 Notes)	—	—	163.7	—	—	—
IRB	—	—	—	—	—	5.7
Other obligations	0.1	0.1	—	—	—	—

Total	$0.1	$75.1	$163.7	$—	$—	$232.0

10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
Current provision:
Federal	$(30.3)	$38.5	$9.5
State	1.0	10.2	(0.6)
Foreign	—	0.5	(0.4)

	$(29.3)	$49.2	$8.5

Deferred provision (benefit):
Federal	35.0	(2.4)	(3.2)
State	(2.9)	(0.7)	(0.5)

	32.1	(3.1)	(3.7)

Total provision (benefit)	$2.8	$46.1	$4.8

The components of earnings (loss) from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2009	2008	2007
United States	$6.8	$119.9	$18.8
Foreign	(0.5)	(1.2)	(0.1)

Earnings (loss) from continuing operations before income taxes	$6.3	$118.7	$18.7

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Years Ended December 31,
	2009	2008	2007
Federal income tax at statutory rates	$2.2	$41.5	$6.5
State taxes, net of federal income tax benefit	(1.9)	4.6	0.7
Nondeductible expenses and other:
Valuation allowance	—	—	0.9
Revision of prior years’ tax estimates	1.4	(1.4)	(2.6)
Other	1.1	1.4	(0.7)

Total provision (benefit)	$2.8	$46.1	$4.8

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Accounts receivable and inventories	$5.2	$14.0
Accrued liabilities	7.3	8.6
Tax attributes and carry forwards	20.7	17.1
Property and equipment	6.4	7.0
Other comprehensive income	0.8	2.8
Other	9.9	3.3

Total deferred tax assets	50.3	52.8

Deferred tax liabilities:
Foreign DISC	(0.5)	(0.6)
Property and equipment	(78.3)	(83.4)
Intangible assets	(0.8)	2.5
Deferred Revenue	(30.9)	—
Other	(1.5)	(1.3)

Total deferred tax liabilities	(112.0)	(82.8)

Valuation allowance	(8.6)	(8.6)

Deferred tax assets (liabilities), net	$(70.3)	$(38.6)

As of December 31, 2009, we recorded both federal and state current net deferred tax assets of $14.5, and we recorded both federal and state non-current deferred tax liabilities of $84.8. As of December 31, 2008, we recorded both federal and state current net deferred tax assets of $23.6, and we recorded both federal and state non-current deferred tax liabilities of $62.2.

As of December 31, 2009 and 2008, we had net operating loss (“NOL”) carry forwards for U.S. federal income taxes of approximately $20.6 and $20.6, respectively, which begin to expire in 2023. Such NOLs and other tax attributes are subject to the Internal Revenue Code Section 382 related to changes in ownership from our 2002 bankruptcy reorganization and the Merger. The lowest applicable annual limitation is approximately $5.7. The NOL carry forwards are based on returns as currently filed. Our tax returns are subject to periodic audit by the various taxing jurisdictions in which we operate. These audits can result in adjustments to taxes due or adjustments to the NOLs which are available to offset future taxable income.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Effective December 1, 2005, and in conjunction with the Merger, deferred tax liabilities of $61.2 were recorded as a result of purchase price adjustments to property and equipment, as well as intangible assets and inventories. Deferred tax assets of $1.2 were recorded as a result of purchase price adjustments to accrued and other long- term liabilities. As of November 30, 2005, the Predecessor Company had tax assets related to pre-bankruptcy goodwill of $16.5. The tax benefits of goodwill amortization will be available to the Company. Under purchase accounting, we have not recorded a deferred tax asset for the future benefit of tax amortization; however, we will apply the tax benefits first as a reduction to goodwill related to the Merger (to zero), then as a reduction of non-current intangible assets related to the Merger as the benefits are realized. In the periods December 31, 2009 and 2008, goodwill was reduced by $2.1 and $1.8, respectively, in connection with the recognition of such tax benefits.

SFAS No. 109 “Accounting for Income Taxes,” which was later codified into ASC Topic 740 “Income Taxes,” (“ASC 740”) requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is adjusted in the periods that we determine the more likely than not standard will or will not be met. A valuation allowance of $8.6 and $8.6 was recorded at December 31, 2009 and 2008, respectively. There was no net change in the valuation allowance at December 31, 2009. The state NOL valuation allowance decreased by $0.1 offset by an additional valuation allowance of $0.1 recognized as a result of an increase in Canadian NOLs that we do not expect to utilize.

Unrecognized Tax Benefits

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is now codified into ASC 740, on January 1, 2007. As a result of the implementation of this accounting pronouncement, we recognized a decrease of $3.1 to the January 1, 2007 balance of retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $10.8. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $3.2 at the date of adoption. As of December 31, 2009 and December 31, 2008, our unrecognized tax benefits totaled $8.8 and $7.1 respectively, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

A reconciliation of the opening and ending balances of the consolidated liability for unrecognized income tax benefits for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008
Balance at beginning of period	$8.5	$7.4
Gross increases due to tax positions in prior periods	0.1	1.7
Gross decreases due to tax positions in prior periods	(0.7)	(0.7)
Gross increases due to tax positions in current period	1.9	1.2
Gross decreases due to tax positions in current period	(0.1)	—
Gross increases due to balance sheet reclassifications	1.2	—
Decreases due to lapses of statutes of limitations	—	(1.1)

Balance at end of period	$10.9	$8.5

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

At December 31, 2009, unrecognized tax benefits affected the Company’s effective income tax rate by $1.2. The liability for unrecognized tax benefits was further increased by $1.2 offset with an increase to deferred tax assets to properly report the gross liability for the period ended December 31, 2009. Such reclassification did not materially affect the Company’s financial condition. At December 31, 2008, unrecognized tax benefits affected the Company’s effective income tax rate and goodwill (of the Predecessor Company) by $2.3 and ($1.6), respectively. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes as of December 31, 2009 and December 31, 2008 includes interest and penalties of $2.1 and $1.4, respectively. Goodwill (of the Predecessor Company) for the period ended December 31, 2008 included a decrease in interest and penalties associated with uncertain tax positions of $0.6.

Unrecognized benefits were decreased by $0.7 for a change in facts on a position taken in prior years.

11. Stockholders’ Equity

Common Stock—In accordance with its Certificate of Incorporation dated May 9, 2005 and as amended on November 28, 2005, Metals USA Holdings was authorized to issue 30,000,000 shares of capital stock, all of which were shares of common stock, $.01 par value. At December 31, 2009, 14,673,023 shares were issued and outstanding.

12. Stock Based Compensation

Metals USA Holdings’ Amended and Restated 2005 Stock and Incentive Plan (the “Plan”) permits the issuance of options and restricted stock awards on Metals USA Holding’s stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, we are required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statements of operations. A total of $0.4 and $0.4 was recorded as stock-based employee compensation during the years ended December 31, 2009 and 2008, respectively.

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

The weighted average grant-date fair value of Tranche A options outstanding as of December 31, 2009 was calculated using the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.9%
Risk free interest rate	4.3 - 4.6%
Expected life of options (in years)	6.5

The following is a summary of stock option activity for Tranche A options for the year ended December 31, 2009:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2008	$6.63	$4.00		555,630
Granted	1.24	15.00		10,000
Exercised	6.76	4.00		(305,232)
Canceled or expired	6.93	4.00		(20,810)

Balance, December 31, 2009	$6.38	$5.54	6.0	239,588

Vested and Exercisable as of:
December 31, 2009		$4.00	6.0	147,870

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

A summary of Tranche A nonvested stock options for the year ended December 31, 2009 is presented below:

	Weighted Average Grant-Date Fair Value	Number of Options
Nonvested at December 31, 2008	$6.80	178,329
Granted	1.24	10,000
Vested	6.78	(75,801)
Canceled or expired	6.93	(20,810)

Nonvested at December 31, 2009	$6.79	91,718

As of December 31, 2009, there was $0.4 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 0.9 years.

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

The weighted average grant-date fair value of Tranche B options outstanding as of December 31, 2009 was calculated using the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.3%
Risk free interest rate	5%
Expected life of options (in years)	8.0

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following is a summary of stock option activity for Tranche B options for the year ended December 31, 2009:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2008	$6.92	$4.00		395,631
Granted	—	—		—
Exercised	6.92	4.00		(352,991)
Canceled or expired	6.93	4.00		(3,060)

Balance, December 31, 2009	$6.92	$4.00	5.9	39,580

Vested and Exercisable as of:
December 31, 2009		$4.00	5.9	39,580

All Tranche B stock options outstanding as of December 31, 2009 are fully vested and exercisable.

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. For the year ended December 31, 2009, there were no shares of nonvested restricted stock outstanding.

13. Segment and Related Information

We follow the provisions of ASC Topic 280 “Segment Reporting,” which requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the Company’s chief operating decision maker (“CODM”) to assess performance and make operating and resource allocation decisions. Our CODM evaluates performance and allocates resources based primarily on operating income (loss). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

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

The following tables summarize financial information regarding segments:

	Plates and Shapes	Flat Rolled and Non- Ferrous	Building Products	Corporate and Other	Total
Year Ended December 31, 2009:
Net sales	$523.0	$490.7	$93.2	$(8.2)	$1,098.7
Operating income (loss)	(14.8)	16.5	(3.9)	(19.9)	(22.1)
Capital expenditures	3.3	0.5	—	0.3	4.1
Depreciation and amortization(1)	9.8	6.9	2.8	1.7	21.2
Year Ended December 31, 2008:
Net sales	$1,161.2	$882.9	$126.0	$(13.9)	$2,156.2
Operating income (loss)	170.7	78.2	(9.1)	(33.4)	206.4
Capital expenditures	8.6	2.2	0.7	0.7	12.2
Depreciation and amortization(1)	9.2	7.1	2.9	4.4	23.6
Year Ended December 31, 2007:
Net sales	$889.7	$817.7	$152.4	$(14.5)	$1,845.3
Operating income (loss)	92.8	50.1	(0.3)	(29.2)	113.4
Capital expenditures	16.6	2.9	1.6	0.4	21.5
Depreciation and amortization(1)	8.9	5.5	2.3	7.0	23.7

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	December 31,
	2009	2008
Total Assets:
Plates and Shapes	$291.3	$483.3
Flat Rolled and Non-Ferrous	228.4	309.2
Building Products	43.2	62.0
Corporate and Other	64.9	233.7

Consolidated	$627.8	$1,088.2

Goodwill:
Plates and Shapes	$15.2	$15.5
Flat Rolled and Non-Ferrous	20.5	20.5
Building Products	2.1	1.8
Corporate and Other	7.8	12.1

Consolidated	$45.6	$49.9

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

We perform a goodwill impairment test annually as of December 31 or more frequently if circumstances indicate potential impairment. The December 31, 2009 review of goodwill indicated that goodwill was not impaired. Changes in goodwill for the year ended December 31, 2009 are primarily attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City Metal Services, which were taxable business combinations. Goodwill recorded at the Building Products Group was increased by $0.3 for the year ended December 31, 2009 due to the effect of foreign currency.

We recognized a $4.2 charge during the year ended December 31, 2008 related to the impairment of goodwill associated with our building products business, which was recorded at the Corporate Segment. Such amount represents the cumulative goodwill impairment we have recognized on goodwill recorded in connection with the Merger, the acquisition of Port City Metal Services, the acquisition of Allmet, and the acquisition of Lynch Metals.

We recorded write-downs of $43.9 and $9.5 in our Plates and Shapes Group and Flat Rolled and Non-ferrous Groups, respectively, for inventory lower of cost or market adjustments during 2009. During the fourth quarter of 2008, we recorded write-downs of $5.8 and $1.0 in our Plates and Shapes Group and Flat Rolled and Non-Ferrous Groups, respectively, for inventory lower of cost or market adjustments.

Our areas of operations are solely in the U.S. and Canada. No geographic area is significant to the consolidated operations. Export sales were $16.6, $30.9 and $20.9 for the years ended December 31, 2009, 2008 and 2007, respectively.

We have a broad customer base within the U.S. with no single customer being significant to consolidated operations. For the years ended December 31, 2009, 2008, and 2007, sales to any one customer did not exceed 10% of consolidated revenues.

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

The Company’s matching contributions for both plans for the years ended December 31, 2009, 2008 and 2007 were $1.0, $1.9 and $1.9, respectively.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

15. Commitments and Contingencies

Operating Lease Agreements

We lease certain office space, warehouse space and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2009 are as follows:

Years Ended December 31,	Minimum Rental Commitments
2010	$14.9
2011	13.0
2012	8.0
2013	5.5
2014	4.3
Thereafter	9.4

Total minimum lease payments	$55.1

Rental expense for operating leases was $16.8, $16.8 and $17.8 for the years ended December 31, 2009, 2008 and 2007, respectively.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of December 31, 2009, our total withdrawal liability, including interest and amortization charges, amounted to approximately $7.3.

Letters of Credit

Letters of credit outstanding at December 31, 2009 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 9) and other letters of credit aggregating $8.2 (total letters of credit of $14.0 at December 31, 2009). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

16. Related Party Transactions

Upon completion of the Merger, Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 8) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. The initial deferred management fees of $8.6 have been recorded as a non-current asset, and are being amortized on a straight-line basis over the term of the agreement. For the year ended December 31, 2009, amortization of deferred management fees was $1.5, with $1.2 and $0.3 recorded as administrative expense and interest expense, respectively. For the year ended December 31, 2008, amortization of deferred management fees was $1.6, with $1.2 and $0.4 recorded as administrative expense and interest expense, respectively. For the year ended December 31, 2007, amortization of deferred management fees was $1.6, with $1.2 and $0.4 recorded as administrative expense and interest expense, respectively.

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

Our affiliates, which include Apollo, as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the year ended December 31, 2009, interest paid on the 2007 Notes held by affiliates amounted to $11.6. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

17. Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2009 and 2008 is as follows:

	2009 Quarter Ended				2008 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$245.3	$255.4	$267.8	$330.2	$456.4	$617.7	$593.1	$489.0
Operating income (loss)	5.2	12.7	(19.1)	(20.9)	7.4	84.4	83.4	31.2
Net income (loss)	(4.4)	(1.8)	13.8	(4.1)	(7.0)	36.0	39.8	3.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed. There have been no changes in our internal controls during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls since the most recent evaluation of these controls as reported in our Form 10-Q for the period ended September 30, 2009, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Item 9B. Other Information

None.

PART III

Item 10. Executive Officers and Directors; Corporate Governance

Our executive officers and directors as of the date of this Annual Report on Form 10-K are as follows. Each is a citizen of the U.S. unless otherwise indicated.

Name	Age	Position
Executive Officers:
C. Lourenço Gonçalves	51	President and Chief Executive Officer
Robert C. McPherson III	46	Senior Vice President and Chief Financial Officer
Keith Koci	45	Senior Vice President—Business Development
Roger Krohn	56	President of the Flat Rolled and Non-Ferrous Group
David Martens	57	President of the Plates and Shapes Group—West
William A. Smith II	42	Vice President, General Counsel and Secretary

Directors:
C. Lourenço Gonçalves	51	Director, Chairman of the Board of Directors
M. Ali Rashid	33	Director(1)
Eric L. Press	44	Director
Matthew R. Michelini	28	Director
John T. Baldwin	53	Director(1)

(1)	Member of the Audit Committee of Metals USA.

C. Lourenço Gonçalves, 51, has been President and Chief Executive Officer and one of Metals USA’s directors since February 2003 and President, Chief Executive Officer and Chairman of Metals USA Holdings since May 1, 2006. Mr. Gonçalves served as President and Chief Executive Officer of California Steel Industries, Inc. (“CSI”) from March 1998 to February 2003. From 1981 to 1998, he was employed by Companhia Siderúrgica Nacional (“CSN”), where he held positions as a managing director, general superintendent of Volta Redonda Works, hot rolling general manager, cold rolling and coated products general manager, hot strip mill superintendent, continuous casting superintendent and quality control manager. Mr. Gonçalves earned a masters of science degree in metallurgical engineering from the Federal University of Minas Gerais and a bachelor’s degree in engineering from the Military Institute of Engineering in Rio de Janeiro, Brazil.

Robert C. McPherson III, 46, became Senior Vice President of Metals USA on March 31, 2003, Chief Financial Officer of Metals USA on December 1, 2005 and Senior Vice President and Chief Financial Officer of Metals USA Holdings on May 1, 2006. From August 2004 through November 2005, Mr. McPherson was President of the Building Products Group of Metals USA and from March 2003 to August 2004, Mr. McPherson was Senior Vice President, Business Development of Metals USA. Prior to joining us, Mr. McPherson was employed at CSI from 1989 until March 2003. Mr. McPherson served in a number of capacities at CSI, most recently having served as Treasurer and Controller from 1996 until 2003, Assistant Treasurer from 1992 until 1996, and as Cash Management Administrator from 1989 until 1992.

Keith Koci, 45, became Senior Vice President of Business Development of Metals USA on December 1, 2005 and of Metals USA Holdings on May 1, 2006. Mr. Koci joined us in August 1998 as a regional controller in the Flat Rolled and Non-Ferrous Group, subsequently served as Corporate Director of Budgeting from August 2003 through May 2004, and then served as Vice President and Corporate Controller from May 2004 through November 2005. Mr. Koci is a certified public accountant licensed in the State of Texas. Prior to joining us, Mr. Koci was CFO and Controller for Optimum Nutrition Inc. from 1996 until 1998.

Roger Krohn, 56, became President of the Flat Rolled and Non-Ferrous Group of Metals USA in November of 2003 and is responsible for the operations of our Flat Rolled and Non-Ferrous Group. Mr. Krohn served as President of Krohn Steel Service Center from 1982 until 1998. After we acquired Krohn Steel Service Center in

1998, Mr. Krohn remained as President and General Manager of Metals USA until becoming President of the Flat Rolled and Non-Ferrous Group in November 2003. After attending college, Mr. Krohn served seven years as a pilot in the U.S. Air Force, commissioned as an officer in 1975.

David A. Martens, 57, became President of the Plates and Shapes Group—West of Metals USA in 2005 and is responsible for the operations of our Plates and Shapes Western Region. From 1999 through 2005, Mr. Martens was Vice President of Metals USA’s Plates and Shapes South Central Region. Mr. Martens was employed at Singer Steel, Inc. from 1978 until it was acquired by Uni-Steel, Inc. in 1987. Mr. Martens served in a number of capacities at Uni-Steel, a company later purchased by Metals USA, including Executive Vice President from 1992 to 1997, and President from 1997 to 1999.

William A. Smith II, 42, became Vice President and General Counsel of Metals USA Holdings Corp. on August 10, 2009, and Secretary of Metals USA Holdings Corp. on August 17, 2009. Prior to joining the Company, Mr. Smith was employed at Cross Match Technologies, Inc., where he served as Senior Vice President, General Counsel and Secretary from July 2005 to August 2008 and as Director of Corporate Development from September 2006 to August 2008. From June 1999 until June 2005, Mr. Smith was an associate and then a partner of the international law firm DLA Piper, where he specialized in corporate law. Prior to joining DLA Piper, Mr. Smith practiced law in Seoul, Korea, where he represented and counseled multinational corporations engaged in a variety of domestic and international commercial transactions. While in law school, Mr. Smith served as a legal intern with the Committee on Ways and Means of the U.S. House of Representatives. Mr. Smith received a JD from Georgetown University Law Center and an AB from Georgetown University. He is admitted to the bar in Maryland, Virginia and the District of Columbia.

Eric L. Press, 44, became a director of Metals USA Holdings on May 9, 2005 and a director of Metals USA on November 30, 2005. Mr. Press is a partner of Apollo. Prior to joining Apollo in 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group (BCG), a management consulting firm focused on corporate strategy. Mr. Press has been engaged in all aspects of Apollo’s lodging, leisure and entertainment investment activities, as well as Apollo’s investments in basic industries and financial services. Mr. Press serves on the boards of directors of Prestige Cruise Holdings, Affinion Group, Harrah’s Entertainment, Inc., Innkeepers USA Trust, Noranda Aluminum Holding Corporation, Apollo Commercial Real Estate Finance, Inc., Athene Re and Verso Paper. He also serves on the Board of Trustees of the Rodeph Sholom School in New York City. Mr. Press graduated magna cum laude from Harvard College with an AB in Economics, and from Yale Law School, where he was a Senior Editor of the Yale Law Review.

M. Ali Rashid, 33, became a director of Metals USA Holdings on May 9, 2005 and of Metals USA on November 30, 2005. Mr. Rashid is a partner of Apollo. He has been employed with Apollo since 2000. Prior to that time, Mr. Rashid was employed by the Goldman Sachs Group in the Financial Institutions Group of its Investment Banking Division. Mr. Rashid serves on the board of directors of Noranda Aluminum Holdings Corporation, Quality Distribution, Realogy Corporation and Countrywide plc. Mr. Rashid received an MBA from the Stanford Graduate School of Business and graduated Magna Cum Laude and Beta Gamma Sigma from Georgetown University with a BS in Business Administration.

Matthew R. Michelini, 28, became a director of Metals USA Holdings on November 21, 2008. Mr. Michelini is a principal at Apollo. He joined Apollo in 2006. Prior to joining Apollo, Mr. Michelini was a member of the Mergers & Acquisitions group at Lazard Frères & Co. Mr. Michelini also serves on the Board of Directors of Noranda Aluminum Holding Corporation. Mr. Michelini graduated from Princeton University with a BS in Mathematics and a Certificate in Finance.

John T. Baldwin, 53, became a director and Chairman of the Audit Committee of Metals USA Holdings on May 1, 2006 and a director of Metals USA on January 18, 2006. Mr. Baldwin served as Senior Vice President and Chief Financial Officer of Graphic Packaging Corporation from September 2003 to August 2005, and as

Vice President and Chief Financial Officer of Worthington Industries, Inc. from December 1998 to September 2003. He joined Worthington, a steel processor, in 1997 as Treasurer. Prior to Worthington, Mr. Baldwin served in various financial capacities at Tenneco Inc. in Greenwich, Connecticut, London, England and Houston, Texas. Mr. Baldwin is a graduate of the University of Houston and the University of Texas School of Law. Mr. Baldwin served on the Board of The Genlyte Group Incorporated, a lighting manufacturer, from March 2003 through January 2008 at which time he resigned from such Board upon the company’s purchase by Koninklijke Philips Electronics N.V. in January, 2008, and was Chairman of the Audit Committee of The Genlyte Group Incorporated from April 2006 through January 2008.

There are no family relationships between any of our executive officers or directors.

Code of Ethics

The Board has adopted a “code of ethics” as defined by the applicable rules of the SEC, which has been posted on our Internet website, http://www.metalsusa.com.

Diversity; Leadership Structure; Risk Oversight

The members of the nominating/corporate governance committee consider the professional experience, education, independence and other diversity factors in the director nomination process; however, the nominating/corporate governance committee does not have any formal policy regarding board diversity.

Mr. Goncalves serves as our Chairman of the Board of Directors and as our President and Chief Executive Officer. Mr. Goncalves has served as President and Chief Executive Officer and one of Metals USA’s directors since February 2003, prior to the Apollo acquisition, and President, Chief Executive Officer and Chairman of Metals USA Holdings since May 1, 2006. We continue to believe that our leadership structure is appropriate since Mr. Goncalves has 29 years of experience in the metals industry, and under his leadership our management team has executed a strategy that has significantly improved our earnings growth, cash flow stability, and competitiveness. In addition, we believe that it is important that Mr. Goncalves continue to serve as our Chairman of the Board of Directors and our President and Chief Executive Officer in order to give management a strong voice and influence in the Company notwithstanding that Apollo controls a majority of our voting common stock.

Our board of directors delegates risk oversight to our audit committee, which committee considers and addresses risk management issues and concerns.

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

We have reviewed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K, and we met and held discussions with the company’s management with respect to that portion of this Annual Report on Form 10-K. Based upon our review and discussions with management, we recommended to the Board of Directors the inclusion of the Compensation Discussion and Analysis appearing in this Annual Report on Form 10-K.

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

Compensation Discussion and Analysis

Overview of compensation program. Prior to February 9, 2007, including the entire year of 2006, the board of directors of Metals USA Holdings (currently consisting of the directors of Metals USA and Flag Intermediate), excluding Mr. Goncalves, made all compensation decisions, and as such had the responsibility of establishing and implementing, and monitoring compliance with, the Company’s compensation philosophy. On February 9, 2007, the board of directors of Metals USA Holdings established a compensation committee to ensure that the total compensation and benefits paid to or provided to named executive officers is reasonable, fair, and competitive (hereafter, said board of directors, excluding Mr. Goncalves, and the compensation committee (together with our board of directors where appropriate) are referred to as the “Compensation Committee”). We have also generally continued the compensation arrangements applicable to our named executive officers that were entered into in connection with the Merger.

Compensation philosophy and objectives. The Compensation Committee believes an effective compensation program should be one that is designed to: attract and retain the best possible executive talent; tie annual and long-term cash and equity incentives to the achievement of measurable corporate, business unit and individual performance objectives; and align named executive officers’ incentives with the creation of stockholder value. To achieve these objectives, the Compensation Committee implements, maintains and monitors compensation plans which tie a substantial portion of the executives’ overall compensation to the achievement of established objective goals, including profitability, workplace safety and the efficient use of capital.

Role of executive officers in compensation decisions. The Compensation Committee makes all compensation decisions for the Chief Executive Officer and all decisions relating to equity-based compensation awards. The Compensation Committee, together with recommendations and input from the Chief Executive Officer, makes non-equity compensation decisions with respect to the other named executive officers.

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

Setting executive compensation. Based on the above objectives and philosophies, the Compensation Committee has established annual and long-term cash and equity compensation components to motivate the executives to achieve, and hopefully exceed, the business goals established by the Company and to fairly reward such executives for achieving such goals. Neither the Compensation Committee nor management has retained a compensation consultant in the last fiscal year or thus far in 2010 to review our policies and procedures with respect to executive compensation, and has not engaged in any type of compensation benchmarking.

2009 Executive Compensation Components

For fiscal year ended December 31, 2009, the principal components of compensation for our executives are described below:

Base salary. We provide executives and other employees with base salary to compensate them for services rendered during the fiscal year. Base salaries are set to recognize the experience, skills, knowledge and responsibilities required of the executives in their respective roles. The executives’ current levels of base salary reflect their arms-length negotiations and agreements with the Company. Base salaries are reviewed annually and are adjusted from time to time to realign salaries to take into account individual responsibilities, performance and experience, including the terms of any agreements we have in place with such executive officers.

Performance-based executive incentive compensation plans. An Executive Incentive Compensation Plan (the “EICP”) was established by the board of directors of Metals USA Holdings in early 2006. The EICP establishes objectives for the calculation of annual cash bonuses for each executive, subject to Compensation Committee oversight and modification. The EICP provides for annual incentive bonuses which are intended to compensate officers for achieving or exceeding Company and/or operating group financial and operational goals and for achieving individual annual performance goals. Incentives under the EICP are paid in cash and are typically paid in a single installment in the first quarter following the completion of a given fiscal year.

Target bonuses are 110% of base salary for Mr. Goncalves and 70% of base salary for each of Messrs. McPherson, Krohn, Martens, Koci and Hageman. The EICP uses a sliding scale applied to objective performance targets with corresponding achievement levels. For Messrs. Krohn and Martens, these performance metrics are split between the Company’s achievement and that of the operating group which they lead.

The performance metrics and target performance levels that were established under the EICP in respect of fiscal 2009 for each executive were based on the achievement of certain EBITDA and safety targets. Bonus potentials range from a low of zero with no upper limit. Target bonus as to 55% of each executive’s base salary (or 95%, in the case of Mr. Goncalves) was dependent on the achievement of EBITDA targets. For Messrs. Goncalves, McPherson, Koci and Hageman, those EBITDA targets were measured by Company performance, and for Messrs. Martens and Krohn those targets were measured in approximately equal parts by Company performance and by the performance of the Company’s Plates and Shapes Group and Flat Rolled and

Non-Ferrous Group, respectively, which we refer to as the “Group EBITDA.” Target bonus as to 15% of each executive’s base salary was dependent on the achievement of safety goals (as measured by the Company’s Total Recordable Incident Rate calculated in accordance with Occupational Safety and Health Administration guidelines, which we refer to as “TRIR”), which, for Messrs. Martens and Krohn included the safety records of their respective Groups. The TRIR for a given period of time is equal to the total man hours worked during such period divided by 200,000 divided by the total number of “OSHA Recordable Injuries” (as defined by the Occupational Safety and Health Administration guidelines) incurred. Under the terms of the EICP, for purposes of the portion of annual bonus payable in respect of the safety metric, TRIR of 2.5 would result in a bonus of 100% of the safety metric target. For purposes of the portion of the annual bonus payable under the EICP in respect of EBITDA targets, Company EBITDA of $160 million (and, in the case of Messrs. Martens and Krohn, Group EBITDA of $64 million and $35 million, respectively) would have resulted in payment of 100% of the bonus target dependent on that metric. No bonus in respect of the safety or EBITDA performance metric would have been payable if minimum performance levels were not achieved. Two-thirds of the 2009 incentive payment attributable to achievement of Company EBITDA targets in fiscal 2009 would have been paid in a single cash installment in the first quarter of 2010. The remaining one-third of the 2009 incentive payment attributable to achievement of Company EBITDA targets in fiscal 2009 remains subject to achievement of additional Company EBITDA targets during the first six months of 2010.

In 2009, minimum EBITDA targets were not achieved and therefore no bonus is payable for 2009 in respect of EBITDA performance. The Company will pay bonuses under the EICP in respect of safety performance in fiscal 2009 to each of Messrs. Goncalves, McPherson, Martens, Krohn, Koci and Hageman, the amounts of which are disclosed below in column (g) of the Summary Compensation Table. The EBITDA component and safety component of the bonus payments to Messrs. Goncalves, McPherson, Martens, Krohn, Koci and Hageman is set forth in the following table:

Name	EBITDA component of 2009 Non-Equity Incentive Plan Compensation	Safety component of 2009 Non-Equity Incentive Plan Compensation	Total 2009 Non-Equity Incentive Plan Compensation
C. Lourenco Goncalves	$—	$101,813	$101,813
Robert C. McPherson III	—	50,499	50,499
Roger Krohn	—	44,521	44,521
David A. Martens	—	57,348	57,348
Keith Koci	—	43,169	43,169
John A. Hageman	—	17,941	17,941

For the Company’s fiscal year 2010, target annual bonus amounts continue to be 110% of base salary for Mr. Goncalves and 70% of base salary for Messrs. McPherson, Martens Koci and Krohn. The 2010 performance metrics under the EICP have not yet been determined.

The Compensation Committee has reserved the right under the EICP to also pay “discretionary” bonuses. Such discretionary bonuses are paid if the Compensation Committee determines that a particular executive has exceeded the objectives and/or goals established for such executive or made a unique contribution to the Company during the year. In February 2009, a Supplemental Executive Incentive Compensation Plan (“Supplemental EICP”) was established for certain executive officers at the discretion of the Compensation Committee. The Supplemental EICP provides for a cash incentive bonus payable in February 2011, based upon the achievement of a cumulative EBITDA target for fiscal years 2009 and 2010. The maximum amount that can be earned collectively by all executive officers in the plan is $498,750 (consisting of a maximum of $150,000 for Mr. Goncalves, $75,000 for Mr. McPherson, $37,500 for Mr. Hageman, $56,250 for Mr. Krohn, $67,500 for Mr. Martens, $56,250 for Mr. Koci and $56,250 for others). The maximum amounts were determined by the Compensation Committee on a discretionary basis. In order for any participant to achieve the maximum amount, cumulative EBITDA targets must be achieved for fiscal 2009 and 2010. If minimum cumulative EBITDA targets for fiscal years 2009 and 2010 are not achieved, there will be no cash payout.

Equity program; stock options and restricted stock. Under the 2005 Plan, the Compensation Committee may make various types of awards with respect to Metals USA Holdings’ common stock. While Metals USA Holdings is a privately held company, its common stock, including any stock issued or obtained pursuant to the 2005 Plan, has transfer restrictions. The maximum amount of common stock that can be issued (or in respect of which awards can be issued) under the 2005 Plan is 1.4 million shares. Among other things, the Compensation Committee decides which of our executives, employees, directors or, with the consent of the Chief Executive Officer, consultants will receive awards under the 2005 Plan and the type of award made. In the case of stock options granted under the 2005 Plan, the Compensation Committee determines the strike price, vesting terms, and other applicable terms or conditions it may determine, in its sole discretion, provided such terms and conditions are allowed under the 2005 Plan. The 2005 Plan has two tranches of options: Tranche A and Tranche B. Tranche A options vest on a pro-rata basis over five years, have a term of ten years from date of grant, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier depending on the achievement of certain performance targets, have a term of ten years from date of grant, and expire if not exercised. All of the awards of stock options and restricted stock granted to management under the 2005 Plan were granted on the effective date of the Merger, except for one. A March 17, 2006 award of stock options and restricted stock was received by Mr. Goncalves in connection with his exercise of certain of his options granted at the effective date of the Merger pursuant to the terms of such options. Awards granted to our board of directors were made in January 2006, at which time they were granted 40,000 non-qualified options to purchase shares of Metals USA Holdings’ common stock at fair market value which vest ratably over five years.

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

The Compensation Committee believes that the granting of awards under the 2005 Plan promotes, on a short-term and long-term basis, an enhanced personal interest and alignment of interests of those executives receiving equity awards with the goals and strategies of the Company. The Compensation Committee also believes that the equity grants provide not only financial rewards to such executives for achieving Company goals but also provide additional incentives for executives to remain with the Company. While we do not have any formal policies regarding executive security ownership requirements or recovery of performance-based awards, our equity awards are generally subject to the restrictions set forth in the Investor Rights Agreement as described in “Certain Relationships and Related Party Transactions—Related Party Transactions—Investors Rights Agreement.”

In connection with the dividend of $25 million paid to our stockholders of record as of May 23, 2006, which we paid on May 24, 2006, which we refer to as the “May 2006 dividend,” and pursuant to the 2005 Plan’s provisions of rights preservation, the Compensation Committee modified the outstanding employee stock options by reducing the per share exercise price by $1.78 to $8.22 (to $8.89, in the case of Mr. Goncalves’ March 17, 2006 grant) in order to maintain the participants’ rights proportionate with those prior to the dividend payment. In connection with the dividend paid to Metals USA Holdings’ stockholders in January 2007, the outstanding employee stock options under the 2005 Plan were adjusted a second time. The per share exercise price of the options granted on the effective date of the Merger was decreased by $4.22 to $4.00 and the per share exercise price of the options granted on March 17, 2006, to Mr. Goncalves was reduced by $4.89 to $4.00. Option holders received an amount equal to the excess of the per share amount of the dividend over the amount of such exercise price reduction as a cash payment with respect to shares underlying vested options and as a contribution to a non-qualified deferred compensation plan with respect to shares underlying unvested options, as more fully described below in the section entitled “—Non-qualified deferred compensation plan.” Because the payment of the second special dividend discussed above resulted in the achievement of the applicable performance targets, all of the outstanding Tranche B options under the 2005 Plan vested.

In connection with the dividend paid to Metals USA Holdings’ stockholders in July 2007, option holders received a cash payment equal to the per share amount of the dividend, approximately $9.25 per share subject to options, on all vested and unvested options held by the option holders.

Non-qualified deferred compensation plan. As discussed above in the section entitled “—Equity program; stock options and restricted stock,” in connection with the January 2007 dividend and vesting of certain Metals USA Holdings’ options, the reduction in the exercise price for outstanding options was less than the amount of the dividend per share. Accordingly, a deferred compensation plan was created and an amount approximately equal to the excess of the amount of the dividend per share over $4.22 (in the case of Mr. Goncalves, $4.89) was credited to a deferred compensation account under the plan for holders of unvested options in respect of each share underlying such options. Holders of vested options received such amount in cash. Payment of a total of $2.3 million to our senior management under the deferred compensation plan was subject to continued employment for two years following the modification date (January 3, 2007). Such amount was paid in January 2009, in accordance with the terms of the deferred compensation plan.

The Compensation Committee made contributions to the deferred compensation accounts of certain named executive officers in 2008. The contributions were for the purpose of rewarding individual executive officers for their 2008 performance and for retention purposes. Total contributions amounted to $166,250, and are subject to continued employment through January 1, 2010. The Company contributed to the accounts of Messrs. Goncalves, McPherson, Hageman, Krohn, Koci and Martens. The amounts were determined by the Compensation Committee on a discretionary basis.

401(k) plan. Our executive officers are eligible to participate in our companywide 401(k) plan for salaried employees. Historically and through August 2009, the Company matched the first 2% of annual compensation contributed by participating employees. The Company indefinitely suspended its matching payments in September 2009 except with respect to participating employees to whom such matching payments constitute a contractual obligation pursuant to a collective bargaining agreement.

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

Tax treatment. We consider the anticipated tax treatment of our executive compensation program when setting levels and types of compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” generally disallows a tax deduction to public companies for compensation paid to a company’s chief executive officer or any of its other four most highly compensated executive officers other than the Chief Financial Officer in excess of $1 million in any year, with certain performance-based compensation being specifically exempt from this deduction limit. Compensation received under the EICP is performance-based, and therefore qualifies for the exemption from the deduction limit. In addition, compensation received in connection with stock and stock option awards granted under the 2005 Plan is also performance-based, and qualifies for the exemption from the deduction limit. As such, during 2008, none of our employees subject to this limit received compensation in excess of $1 million, other than performance-based compensation. Consequently, the requirements of Section 162(m) of the Code did not affect the tax deductions available to us in connection with our senior executive compensation program for 2008, and we do not expect such requirements to affect the tax deductions available to us in connection with our senior executive compensation program for 2009.

Conclusion. We believe that our compensation policies are designed to reasonably and fairly motivate, retain and reward our executives for achieving our objectives and goals.

Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2009, 2008 and 2007.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
C. Lourenco Goncalves	2009	$625,000	$—	$—	$—	$101,813	$40,335	$767,148
President and Chief Executive Officer	2008	625,000	112,750	—	—	1,172,250	42,572	1,952,572
	2007	600,000	—	—	—	540,916	5,918,878	7,059,794

Robert C. McPherson III	2009	310,000	—	—	—	50,499	16,872	377,371
Senior Vice President and Chief Financial Officer	2008	310,000	—	—	—	358,236	19,116	687,352
	2007	300,000	—	—	—	178,295	804,514	1,282,809

Roger Krohn	2009	280,000	—	—	—	44,521	14,433	338,954
President Flat Rolled and Non-Ferrous Group	2008	280,000	—	—	—	327,497	18,762	626,259
	2007	280,000	—	—	—	206,302	746,276	1,232,578

David A. Martens	2009	270,000	—	—	—	57,348	12,486	339,834
President Plates and Shapes Group—West	2008	260,000	138,974	—	—	311,026	15,979	725,979
	2007	260,000	—	—	—	213,082	227,227	700,309

Keith Koci	2009	265,000	—	—	—	43,169	75,360	383,529
Senior Vice President—Business Development	2008	265,000	43,766	—	—	306,234	36,623	651,623
	2007	240,000	—	—	—	142,636	197,698	580,334

John A. Hageman(6)	2009	115,385	—	—	—	17,941	205,398	338,724
Senior Vice President and Chief Legal Officer (retired)	2008	300,000	—	—	—	346,680	36,022	682,702
	2007	300,000	—	—	—	178,295	992,073	1,470,368

(1)	The amounts in column (d) reflect the amount attributable to annual bonus paid to the named executive officers based on the discretion of the Compensation Committee, which is discussed further under “—Compensation Discussion and Analysis” above.
(2)	The amounts in column (e) reflect the fair value of stock awards granted in fiscal years ending December 31, 2009, 2008, 2007 in accordance with FASB ASC Topic 718, of which there were no awards granted during those periods.
(3)	The amounts in column (e) reflect the fair value of option awards granted in fiscal years ending December 31, 2009, 2008, 2007 in accordance with FASB ASC Topic 718, of which there were no awards granted during those periods.
(4)	The amounts in column (g) reflect the cash awards to the named executive officers under the EICP, which is discussed further under “—Compensation Discussion and Analysis” above.

(5)	The amounts in column (h) reflect the following for each named executive officer for the fiscal year ended December 31, 2009:

Name	Total Perquisites and Personal Benefits
C. Lourenco Goncalves	$40,335
Robert C. McPherson III	16,872
Roger Krohn	14,433
David A. Martens	12,486
Keith Koci	75,360
John A. Hageman	205,398

Perquisites and personal benefits consist of the following:

•	the amount attributable to Company payments for personal use of automobiles;

•	the amounts attributable to Company reimbursements for club dues payable by the named executive officer;

•	the amount of income taxes paid by the Company on behalf of the named executive officer for automobile allowances and club dues; and

•	the amounts attributable to Company reimbursements for medical insurance premiums and life insurance premiums.

None of the individual amounts attributable to each such perquisites or benefits exceeds the greater of $25,000 or 10% of the total amount of perquisites for each named executive officer, except for $61,683 paid to Mr. Koci as reimbursement for actual relocation costs. The amount paid to John A. Hageman includes $184,616 of severance costs.

(6)	On May 14, 2009, John A. Hageman resigned from his position as Senior Vice President and Chief Legal Officer of Metals USA Holdings Corp. effective as of the same date.

Grants of Plan-Based Awards

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name
		Threshold	Target	Maximum
C. Lourenco Goncalves	—	$—	$687,500	$1,209,375	—	—	—	—
Robert C. McPherson III	—	—	217,000	376,650	—	—	—	—
Roger Krohn	—	—	196,000	340,200	—	—	—	—
David A. Martens	—	—	189,000	328,050	—	—	—	—
Keith Koci	—	—	185,500	321,975	—	—	—	—
John A. Hageman	—	—	210,000	364,500	—	—	—	—

(1)	The amounts shown in column (c) reflect the minimum payment level under the Metals USA Holdings’ Annual Incentive Bonus Plan for 2009, which was zero. The Plan did not have a maximum limit with respect to profitability objectives. For purposes of calculating the maximum presented in column (e), a 200% achievement level was assumed. It was not likely that a 200% achievement level would have been met, and it was not met for 2009. These amounts are based on the individual’s current salary and position, and do not take into account amounts attributable to Supplemental EICP grants, as discussed in “Compensation Discussion and Analysis” above.

Amended and Restated 2005 Stock Incentive Plan

In connection with the Merger, Metals USA Holdings adopted the 2005 Plan, which was amended and restated by Metals USA Holdings on January 18, 2006, under which Messrs. Goncalves, McPherson, Krohn, Martens, Koci and Hageman and other management participants are eligible to receive awards of stock options for common stock of Metals USA Holdings. Pursuant to option agreements entered into that are subject to the terms of the 2005 Plan, Messrs. Goncalves, McPherson, Krohn, Martens, Koci and Hageman have been granted options under the 2005 Plan, effective at the effective time of the Merger, and Mr. Goncalves was granted additional options under the 2005 Plan on March 17, 2006. The number of options to be granted to each of Messrs. Goncalves, McPherson, Krohn, Martens, Koci and Hageman and the date of vesting and pricing of such options are more fully described below under “—Management Agreements with Metals USA and Related Stock Option Grants from Metals USA Holdings.” Under the 2005 Plan, awards may be granted to employees or directors of, or consultants to, us, or any of our subsidiaries, except that consultants may only receive awards with the consent of our Chief Executive Officer. The 2005 Plan has a term of ten years. The date of grant, vesting and pricing of options granted under the 2005 Plan are subject to the discretion of the Compensation Committee. In addition, Messrs. Goncalves, McPherson, Hageman, Krohn, Martens and Koci and a limited number of other management participants have also received awards of restricted shares of common stock of Metals USA Holdings granted under the 2005 Plan. Messrs. Goncalves, McPherson, Krohn, Koci, Martens and Hageman have been granted 39,600, 5,500, 4,900, 0, 1,600 and 8,000 restricted shares, respectively, pursuant to restricted stock agreements entered into at the effective time of the Merger that are subject to the terms of the 2005 Plan, all of which were fully vested as of December 31, 2009.

See “Compensation Discussion and Analysis” above and Note 12 to our Consolidated Financial Statements for a discussion of the 2005 Plan.

Management Agreements with Metals USA and Related Stock Option Grants from Metals USA Holdings

Each of Messrs. Goncalves, Hageman and McPherson has an employment agreement and each of Messrs. Krohn and Martens has a severance agreement with Metals USA.

Mr. Goncalves’ employment agreement. Under his employment agreement, Mr. Goncalves serves as Metals USA’s President and Chief Executive Officer for an initial term of five years following the effective date of the Merger. The initial term will automatically be renewed for successive one-year periods unless 90 days’ prior notice of termination is given by either party. In addition, Mr. Goncalves is a member of our board of directors. He receives an annual base salary of $625,000.

In addition, pursuant to his employment agreement, Mr. Goncalves received two stock option grants at the effective time of the Merger to purchase shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share. The first grant was for options to purchase 407,960 shares of Metals USA Holdings’ common stock and expires ten years after the grant date. Pursuant to his stock option agreements, the options were classified as Tranche A options or Tranche B options. The Tranche A options cover 203,980 of the shares subject to the options, and 20% of these options vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate on the earlier of the one year anniversary of a sale of the Company and a termination without “cause,” a resignation for “good reason” (in each case as defined in the employment agreement) or Mr. Goncalves’ death or disability after a sale of the Company. Tranche B includes the remaining 203,980 shares subject to this first grant of options and is fully vested. The second grant was for options to purchase 18,800 shares of Metals USA Holdings’ common stock and was fully vested as of the grant date and exercisable on or before March 30, 2006. Mr. Goncalves exercised his options subject to the second grant on March 17, 2006. Pursuant to his option agreement, upon such exercise on March 17, 2006, Mr. Goncalves received an additional grant of options to purchase 40,790 shares of Metals USA Holdings’ common stock at an exercise price of $10.67 per share. These additional options are allocated equally into Tranches A and B. The Tranche A options are subject to similar vesting specifications as the first grant of Tranche A options to purchase 407,960 shares of Metals USA Holdings discussed above, and the second grant of Tranche B options is fully vested.

In connection with the May 2006 dividend, the exercise price of the employee stock options granted on the effective time of the Merger was reduced to $8.22 and the exercise price of the options granted on March 17, 2006 was reduced to $8.89. In connection with the January 2007 dividend, the exercise price of the outstanding employee stock options under the 2005 Plan was adjusted a second time. The per share exercise price of the options granted on the effective time of the Merger was decreased by $4.22 to $4.00 and the per share exercise price of the options granted on March 17, 2006, was reduced by $4.89 to $4.00. With respect to his vested options, a cash payment was made to Mr. Goncalves approximating the excess of the dividend amount over the amount of such exercise price reduction (including as to all Tranche B options, which vested based on the achievement of the applicable performance metrics). With respect to his unvested options, an amount approximating the balance of the dividend was credited to a deferred compensation account, distribution of which was subject to continued employment through January 3, 2009, and which amount was paid in January 2009. In connection with the July 2007 dividend, Mr. Goncalves received on all of his vested and unvested options a cash payment of $9.25 per share underlying such options, an amount equal to the per share amount of the dividend. Further, Mr. Goncalves received a grant of 36,000 restricted shares at the effective time of the Merger and an additional 3,600 upon the exercise of the options to purchase 18,800 shares discussed above, which vested immediately. Under the employment agreement, Mr. Goncalves is provided employee benefits equal to or greater than those provided to him by us prior to the Merger. Upon Mr. Goncalves’ termination of employment by us “without cause” or by Mr. Goncalves for “good reason” (in each case, as defined in the award agreement) or upon our election not to renew his employment, Mr. Goncalves will be entitled to receive the following severance payments and benefits: all accrued salary and bonus earned but not yet paid, a pro rata bonus for the year in which the termination occurs based on actual performance, a lump sum payment equal to twelve months of his base salary, monthly payments equal to one-twelfth of his annual base salary beginning with the thirteenth month following the date of his termination of employment, until the twenty-fourth month following his date of termination of employment (or on the earlier date of his material violation of the terms of his employment agreement), and the reimbursement for the cost of COBRA Continuation coverage for a period of up to eighteen months. Additionally, Mr. Goncalves will be subject to certain restrictions on his ability to compete with us or solicit our customers or employees for two years after his termination. Mr. Goncalves’ employment agreement may also be terminated for cause.

Mr. Hageman’s employment agreement. Under his employment agreement, Mr. Hageman served as our Senior Vice President and Chief Legal Officer and administrative officer for an initial term of two years following the effective time of the Merger, which initial term was automatically renewed for successive one-year periods pursuant to the employment agreement. Under the employment agreement, Mr. Hageman received an annual base salary of $300,000 and was eligible for an annual bonus of 70% of his base salary if we achieved specified performance objectives.

In addition, at the effective time of the Merger, Mr. Hageman received a stock option grant to purchase 73,000 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that expires ten years after the grant date. Pursuant to his non-qualified stock option agreement, 36,500 of these options were classified as Tranche A Options and 20% of these options were to vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting would accelerate on the earlier of the one year anniversary of our sale and a termination “without cause”, a resignation for “good reason” (in each case, as defined in the award agreement) or Mr. Hageman’s death or disability after our sale. The remaining 36,500 options were classified as Tranche B Options and are fully vested.

In connection with the May 2006 dividend, the exercise price of the employee stock options was reduced to $8.22. In connection with the January 2007 dividend, the exercise price of the outstanding employee stock options under the 2005 Plan was adjusted a second time. The per share exercise price of the options granted on the effective time of the Merger was decreased by $4.22 to $4.00. With respect to his vested options, a cash payment was made to Mr. Hageman approximating the balance of the dividend (including all Tranche B options, which vested based on the achievement of the applicable performance metrics). With respect to his unvested options, an amount approximating the excess of the amount of the dividend over the amount of such exercise price reduction was credited to a deferred compensation account, distribution of which was subject to continued employment through January 3, 2009, and which amount was paid in January 2009. In connection with the July 2007 dividend, Mr. Hageman received on all of his vested and unvested options a cash payment of $9.25 per share underlying such options, an amount equal to the per share amount of the dividend. In addition, Mr. Hageman received a grant of 8,000 restricted shares on the effective date of the Merger, which vested immediately.

Under the employment agreement, Mr. Hageman was provided employee benefits equal to those provided to him by us prior to the Merger. Upon his termination of employment by us without “cause” or by Mr. Hageman for “good reason” (each as defined in the employment agreement), or upon our election not to renew his employment, the employment agreement provided that Mr. Hageman would be entitled to the following severance payments and benefits: all accrued salary and bonus earned but not paid, a pro rata bonus for the year in which the termination occurs, his annual base salary for a period of eighteen months following his termination of employment or, at our election, a lump sum payment equal to eighteen months of annual base salary (such payments to cease (or be repaid by Mr. Hageman on a pro rata basis in the case of a lump sum payment) if he violates the terms of his employment agreement prior to such time), and the reimbursement for the cost of COBRA Continuation coverage for a period of up to eighteen months. Additionally, the employment agreement provided Mr. Hageman will be subject to certain restrictions on his ability to compete with us for eighteen months or solicit our customers or employees for two years after his termination of employment.

Mr. Hageman’s separation agreement and general release. On May 14, 2009, Mr. Hageman resigned from his position as Senior Vice President and Chief Legal Officer of Metals USA Holdings Corp. effective as of the same date. In connection with his resignation, Mr. Hageman entered into a separation agreement and general release. Pursuant to such separation agreement and general release, Mr. Hageman is receiving 18 months of base salary, a pro-rata portion of his 2009 annual bonus, if any, based on actual performance, and reimbursement of the cost of COBRA continuation coverage for up to 18 months. In addition, the separation agreement provides that Mr. Hageman’s unvested stock options were forfeited as of his resignation date pursuant to their terms (and his vested options would remain outstanding pursuant to their terms, which generally provide that the options will expire 180 days following termination). Under the separation agreement, Mr. Hageman will be subject to certain restrictions on his ability to compete with us for eighteen months or solicit our customers or employees for two years after his termination of employment.

Mr. McPherson’s employment agreement. Under his employment agreement, Mr. McPherson serves as our senior vice president and chief financial officer for an initial term of two years following the effective time of the Merger. The initial term will automatically be renewed for successive one-year periods unless 90 days’ prior notice of termination is given by either party. Mr. McPherson receives an annual base salary of $310,000 and is eligible for an annual bonus of 70% of his base salary if we achieve specified performance objectives.

In addition, at the effective date of the Merger, Mr. McPherson received a stock option grant to purchase 50,415 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that expires ten years after the grant date. Pursuant to his non-qualified stock option agreement, 25,207 of these options are classified as Tranche A Options, and 20% of these options will vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate on the earlier of the one year anniversary of our sale and a termination “without cause”, a resignation for “good reason” (in each case, as defined in the award agreement) or Mr. McPherson’s death or disability after our sale. The remaining 25,208 options are classified as Tranche B Options and are fully vested.

In connection with the May 2006 dividend, the exercise price of the employee stock options was reduced to $8.22. In connection with the January 2007 dividend, the exercise price of the outstanding employee stock options under the 2005 Plan was adjusted a second time. The per share exercise price of the options granted on the effective time of the Merger was decreased by $4.22 to $4.00. With respect to his vested options, a cash payment was made to Mr. McPherson approximating the excess of the amount of the dividend over the amount of such exercise price reduction (including all Tranche B options, which vested based on the achievement of the applicable performance metrics). With respect to his unvested options, an amount approximating the balance of the dividend was credited to a deferred compensation account, distribution of which was subject to continued employment through January 3, 2009, and which amount was paid in January 2009. In connection with the July 2007 dividend, Mr. McPherson received on all of his vested and unvested options a cash payment of $9.25 per share underlying such options, an amount equal to the per share amount of the dividend.

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

Mr. Krohn’s severance agreement. Under his severance agreement, upon his termination of employment by us without “cause” or by Mr. Krohn for “good reason” (in each case, as defined in the severance agreement), Mr. Krohn will be entitled to the following severance payments and benefits: his annual base salary for a period of twelve months following his termination of employment (such payments to cease if he violates any material terms of his severance agreement prior to such time) and the reimbursement for the cost of COBRA Continuation coverage for a period of up to twelve months. Additionally, Mr. Krohn will be subject to certain restrictions on his ability to compete with us for one year (two years if his employment is terminated for cause or he resigns without good reason) and to solicit our customers or employees for two years after his termination.

In addition, pursuant to a stock option agreement with Metals USA Holdings, Mr. Krohn received a stock option grant on the effective time of the Merger at the effective time of the Merger, to purchase 47,250 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that expires ten years after the grant date. Pursuant to his non-qualified stock option agreement, 23,625 of these options are classified as Tranche A Options, 20% of which vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate upon our sale. The remaining 23,625 options are classified as Tranche B Options and are fully vested.

In connection with the May 2006 dividend, the exercise price of the stock options was reduced to $8.22. In connection with the January 2007 dividend, the exercise price of the outstanding employee stock options under the 2005 Plan was adjusted a second time. The per share exercise price of the options granted on the effective time of the Merger was decreased by $4.22 to $4.00. With respect to his vested options, a cash payment was made to Mr. Krohn approximating the excess of the amount of the dividend over the amount of such exercise price reduction (including all Tranche B options, which vested based on the achievement of the applicable performance metrics). With respect to his unvested options, an amount approximating the balance of the dividend was credited to a deferred compensation account, distribution of which was subject to continued employment through January 3, 2009, and which amount was paid in January 2009. In connection with the July 2007 dividend, Mr. Krohn received on all of his vested and unvested options a cash payment of $9.25 per share underlying such options, an amount equal to the per share amount of the dividend.

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

In addition, pursuant to a stock option agreement with Metals USA Holdings, Mr. Martens received a stock option grant, at the effective time of the Merger, to purchase 13,126 shares of Metals USA Holdings’ common stock at an exercise price of $10.00 per share that will expire ten years after the grant date. Pursuant to his non-qualified stock option agreement, 6,563 of these options are classified as Tranche A Options, 20% of which will vest and become exercisable on each of the first five anniversaries of the grant date, except that vesting will accelerate upon our sale. The remaining 6,563 options are classified as Tranche B Options and are fully vested.

In connection with the May 2006 dividend, the exercise price of the employee stock options was reduced to $8.22. In connection with the January 2007 dividend, the exercise price of the outstanding employee stock options under the 2005 Plan was adjusted a second time. The per share exercise price of the options granted on the effective time of the Merger was decreased by $4.22 to $4.00. With respect to his vested options, a cash payment was made to Mr. Martens approximating the excess of the amount of the dividend over the amount of such exercise price reduction (including all Tranche B options, which vested based on the achievement of the applicable performance metrics). With respect to his unvested options, an amount approximating the balance of the dividend was credited to a deferred compensation account, distribution of which was subject to continued employment through January 3, 2009, and which amount was paid in January 2009. In connection with the July 2007 dividend, Mr. Martens received on all of his vested and unvested options a cash payment of $9.25 per share underlying such options, an amount equal to the per share amount of the dividend.

Further, pursuant to a restricted stock agreement with Metals USA Holdings, on the effective date of the Merger, Mr. Martens received a grant of 1,600 restricted shares, which shares vested on the second anniversary of the Merger.

Bonus Plan

See “Compensation Discussion and Analysis” for a discussion of our EICP.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
C. Lourenco Goncalves	—	48,954	4.00	11/30/2015	—	—
Robert C. McPherson III	5,781	5,041	4.00	11/30/2015	—	—
Roger Krohn	—	4,725	4.00	11/30/2015	—	—
David A. Martens	—	1,313	4.00	11/30/2015	—	—
Keith Koci	—	1,360	4.00	11/30/2015	—	—

Option Exercises and Stock Vesting

	Option Awards(1)		Stock Awards(1)
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
C. Lourenco Goncalves	399,796	$139,929	—	$—
Robert C. McPherson III	39,593	13,858	—	—
Roger Krohn	42,525	14,884	—	—
David A. Martens	11,813	4,135	—	—
Keith Koci	12,240	4,284	—	—
John A. Hageman	58,400	20,440	—	—

(1)	The number of shares shown in column (b) reflects the number of shares acquired on stock option exercises during 2009. There were no shares of restricted stock outstanding during the fiscal year ended December 31, 2009.

Potential Payments Upon Termination or Change in Control

Our employment and severance agreements are described under the “Grants of Plan-Based Awards” table above.

If (1) each of our named executive officers terminated his employment for “good reason” or was terminated other than for “cause,” death or disability, or (with respect to those executives with employment agreements) if we elected not to renew their employment agreements, or (2) each of our named executive officers was terminated as a result of death or disability, as of December 31, 2009, our named executive officers would be paid the following amounts, respectively:

	Good Reason Termination or Involuntary without Cause Termination on December 31, 2009	Death or Disability on December 31, 2009
C. Lourenco Goncalves:
Compensation
Accrued Salary	$9,615	$9,615
Accrued Bonus (Incentive Plan)	101,813	101,813
Lump Sum Salary (12 months)	625,000	625,000
Lump Sum Salary—Death (24 months)	—	1,250,000
Monthly Salary (12 months)	625,000	—
Benefits and Perquisites
Health and Welfare Benefits	25,720	25,720
Disability Income(1)	—	2,033,293
Life Insurance Benefits(2)	—	400,000
Accrued Vacation Pay	65,024	65,024
Robert C. McPherson III:
Compensation
Accrued Salary	$4,769	$4,769
Accrued Bonus (Incentive Plan)	50,499	50,499
Lump Sum Salary (12 months)	—	310,000
Monthly Salary (18 months)	465,000	—
Benefits and Perquisites
Health and Welfare Benefits	13,654	13,654
Disability Income(1)	—	2,578,284
Life Insurance Benefits(2)	—	400,000
Accrued Vacation Pay	23,906	23,906

	Good Reason Termination or Involuntary without Cause Termination on December 31, 2009	Death or Disability on December 31, 2009
Roger Krohn:
Compensation
Accrued Salary	$4,308	$4,308
Accrued Bonus (Incentive Plan)	44,521	44,521
Monthly Salary (12 months)	280,000	—
Benefits and Perquisites
Health and Welfare Benefits	12,242	12,242
Disability Income(1)	—	1,308,066
Life Insurance Benefits(2)	—	400,000
Accrued Vacation Pay	—	—
David A. Martens:
Compensation
Accrued Salary	$9,347	$9,347
Accrued Bonus (Incentive Plan)	57,348	57,348
Monthly Salary (12 months)	270,000	—
Benefits and Perquisites
Health and Welfare Benefits	16,382	16,382
Disability Income(1)	—	1,095,072
Life Insurance Benefits(2)	—	400,000
Accrued Vacation Pay	17,685	17,685
Keith Koci:
Compensation
Accrued Salary	$4,077	$4,077
Accrued Bonus (Incentive Plan)	43,169	43,169
Monthly Salary (10.5 weeks)	53,510	—
Benefits and Perquisites
Health and Welfare Benefits	3,067	3,067
Disability Income(1)	—	2,365,519
Life Insurance Benefits(2)	—	400,000
Accrued Vacation Pay	5,267	5,267

(1)	Reflects the maximum lump-sum present value of all future payments each named executive would be entitled to receive under the Company’s disability program. Each named executive would be entitled to receive benefits until he reaches age 65.
(2)	Reflects the maximum lump-sum amount of $200,000 payable to each named executive’s beneficiaries upon his death plus the maximum lump-sum amount of $200,000 payable in the event of accidental death under the Company’s life insurance program.

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

Nonqualified Deferred Compensation

The table below sets forth, for each named executive officer, such officer’s participation levels and account balance in our non-qualified deferred compensation plan for 2009.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Aggregate Balance at 2008 Fiscal Year End	Executive Contributions in Fiscal 2009	Registrant Contributions in Fiscal 2009	Aggregate Earnings (Forfeitures) in Fiscal 2009	Aggregate Withdrawals/ Distributions in Fiscal 2009	Aggregate Balance at 2009 Fiscal Year End
C. Lourenco Goncalves	$1,240,614	$—	$—	$—	$(1,190,614)	$50,000
Robert C. McPherson III	157,282	—	$—	—	$(132,282)	$25,000
Roger Krohn	142,734	—	$—	—	$(123,984)	$18,750
David A. Martens	56,940	—	$—	—	$(34,440)	$22,500
Keith Koci	54,436	—	$—	—	$(35,686)	$18,750
John A. Hageman	204,052	—	$—	(12,500)	$(191,552)	$—

Director Compensation

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2009.

(a)(1)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(2)	All Other Compensation	Total
Eric L. Press	$121,000	—	$—	—	$121,000
M. Ali Rashid	$249,000	—	$—	—	$249,000
Matthew R. Michelini	$102,500	—	$—	—	$102,500
John T. Baldwin	$162,500	—	$—	—	$162,500

(1)	C. Lourenco Goncalves, the Company’s Chairman of the Board and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his services as a Director. The compensation received by Mr. Goncalves as an employee of the Company is shown in the Summary Compensation Table above.
(2)	As of December 31, 2009, each non-executive officer Director had the following number of options outstanding: M. Ali Rashid: 40,000; Eric L. Press: 40,000; John T. Baldwin: 40,000.

Compensation of Directors

We currently compensate our directors with an annual retainer of $60,000, paid quarterly in advance of each fiscal quarter of service. During 2009, each director also received a fee of $2,500 per board meeting attended and $2,500 for each regularly scheduled committee meeting. The annual fee for each audit committee member is $10,000, and for the Chairman and member of any other committee, the annual fees are $7,500 and $3,000, respectively. The Chairman of the audit committee receives an annual fee of $12,500. All reasonable out-of-pocket expenses are reimbursed upon submission of support documentation. With the exception of Mr. Michelini, each non-employee director of Metals USA received a grant of 40,000 non-qualified options under the 2005 Plan. Such options have a 10-year term, vest ratably over 5 years and have an exercise price of $10.00. The exercise price was reduced to $8.22 per share in connection with a special dividend paid to Metals USA Holdings’ stockholders on May 12, 2006. In connection with a special dividend paid to Metals USA Holdings’ stockholders on January 3, 2007, the exercise price was adjusted a second time and a cash payment was made to vested option holders. Accordingly, the per share exercise price of the options granted at the effective time of the Merger was decreased by $4.22 to $4.00. Additionally, the Company has accelerated the vesting of unvested stock options held by non-employee directors other than Mr. Baldwin. In connection with the July 2007 dividend, each director received on his options a cash payment $9.25 per share subject to an option, an amount equal to the per share amount of the dividend. Newly elected directors will receive the same fees as described above.

Compensation Committee Interlocks and Insider Participation

Prior to February 9, 2007, including the entire year of 2006, the board of directors of Metals USA Holdings, excluding Mr. Goncalves, made all compensation decisions, and as such, had the responsibility for establishing and implementing, and monitoring compliance with, the Company’s compensation philosophy. On February 9, 2007, our board of directors established a compensation committee comprised of Messrs. Press and Rashid. Other than Mr. Goncalves, none of our directors has ever been one of our officers or employees. With the exception of those matters described below under “Certain Relationships and Related Party Transactions” pertaining to Mr. Goncalves with respect to his employment agreement and the investors rights agreement described in that section, none of our directors during 2009 had any relationship that requires disclosure in this prospectus as a transaction with a related person. During 2009, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors, and none of our executive officers served as a director of another entity, one of whose executive officers served on our board of directors.

Audit Committee of the Board of Directors

The Audit Committee of our Board of Directors consists of Messrs. Baldwin and Rashid. Mr. Baldwin has been deemed independent pursuant to Rule 10A-3 of the Exchange Act by our Board of Directors and is chairman of the Audit Committee. Our Audit Committee recommends the firm to be appointed as independent accountants to audit financial statements and to perform services related to the audit, reviews the scope and results of the audit and with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of the internal accounting procedures, considers the effect of such procedures on the accountants’ independence and establishes policies for business values, ethics and employee relations. Mr. Baldwin is an “Audit Committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Metals USA Holdings owns 100% of the common stock of Flag Intermediate, which owns 100% of the common stock of Metals USA.

The following table sets forth information with respect to the ownership of Metals USA Holdings as of February 5, 2010 for:

•	each person who owns beneficially more than a 5% equity interest in Metals USA Holdings,

•	each member of our board of directors,

•	each of our named executive officers, and

•	all of our executive officers and directors as a group.

	Metals USA Holdings(1)
Name and Address of Owner(2)	Number of Shares Beneficially Owned	Equity Interest
Apollo Management V, L.P.(3)	13,612,900	92.8%
C. Lourenco Goncalves	650,275	4.4%
Robert C. McPherson, III	78,375	*
John A. Hageman	58,400	*
Roger Krohn	74,425	*
Keith A. Koci	20,240	*
David A. Martens	20,914	*
William A. Smith II	—	*
Eric L. Press	40,000	*
M. Ali Rashid	40,000	*
Matthew R. Michelini	—	*
John T. Baldwin	32,000	*
All executive officers and directors as a group (10 persons)	1,067,229	7.2%

*	Less than 1%
(1)	The amounts and percentages of interests beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated ownership interests.
(2)	Unless otherwise indicated, the address of each person listed is c/o Metals USA, 2400 E. Commercial Blvd., Suite 905, Ft. Lauderdale, FL 33308.
(3)

Represents all equity interest of Metals USA Holdings held of record by affiliates of Apollo Management V, L.P. Apollo Management V, L.P. has the voting and investment power over the shares on behalf of Apollo. The general partner of Apollo Management V, L.P. is AIF V Management, LLC. The sole member of AIF V Management, LLC is Apollo Management, L.P. The general partner of Apollo Management, L.P. is Apollo Management GP, LLC. The sole member of Apollo Management GP, LLC is Apollo Management Holdings, L.P. The general partner of Apollo Management Holdings, L.P. is Apollo Management Holdings GP, LLC. Messrs. Leon Black, Joshua Harris and Marc Rowan, are the executive officers and the members of the board of managers Apollo Management Holdings GP, LLC. Each of Messrs. Black, Harris and Rowan disclaim beneficial ownership of these shares, except to the extent of any pecuniary interest therein. Each of Messrs. Press, Rashid and Michelini, who have relationships with Apollo, disclaim beneficial ownership of any shares of Metals USA Holdings that may be deemed beneficially owned by Apollo Management V, L.P., except to the extent of any pecuniary interest therein. Each of Apollo Management V, L.P. and its affiliated investment funds disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest. The address of Messrs. Press, Rashid and Michelini and Apollo Management V, L.P. is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

Item 13. Certain Relationships and Related Party Transactions; Director Independence

Related Party Transactions

Management Agreements

In contemplation of the Merger, Messrs. Goncalves, McPherson, Hageman, Krohn and Martens entered into certain agreements with Metals USA Holdings and Flag Acquisition. The terms of the employment agreements with Messrs. Goncalves, McPherson and Hageman, and the terms of the severance agreements with Messrs. Krohn and Martens are similar to each other. The terms of those agreements are described under “Item 11. Executive Compensation—Management Agreements with Metals USA and Related Stock Option Grants from Metals USA Holdings.” These agreements were negotiated between management and us and we believe that the agreements are on arm’s-length terms.

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

Apollo Agreements

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

Director Independence

During 2006 our Board of Directors had not established a nominating committee or compensation committee. During that year, our entire Board of Directors performed the functions that would otherwise be performed by a nominating committee and compensation committee. Although our board has not made a formal determination on the matter, under current New York Stock Exchange listing standards (which we are not currently subject to) and taking into account any applicable committee standards, we believe that Mr. Baldwin would be considered an independent director, including as a member of our audit committee. Under current New York Stock Exchange listing standards, Mr. Goncalves would not be considered independent under any general listing standards or those applicable to any particular committee due to his employment relationship with us, and Messrs Rashid, Press and Michelini may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with Apollo, our largest indirect stockholder. As Apollo owns indirectly approximately 93% of our outstanding equity, under New York Stock Exchange listing standards, we would qualify as a “controlled company” and, accordingly, be exempt from its requirements to have a majority of independent directors and a corporate governance and compensation committee composed of a majority of independent directors.

Related-Party Transactions

It is our intention that generally transactions with our directors, executive officers, principal stockholders or affiliates must be at terms that are no less than favorable to us than those available from third parties and must be approved in advance by a majority of disinterested members of the board of directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company for professional services provided in 2009 and 2008 by Deloitte & Touche LLP (“D&T”), the Company’s independent registered public accounting firm and principal accounting firm:

	For the Fiscal Years Ended December 31,
	2009	2008
Audit Fees(1)	$1,158,000	$1,543,680
Audit Related Fees(2)	472,157	226,785
Tax Fees(3)	139,335	199,118
All Other Fees	—	—

Total	$1,769,492	$1,969,583

(1)	Consists of professional services rendered for the audit of the annual financial statements of the Company and for the review of the quarterly financial statements of the Company.
(2)	Consists of fees for accounting and financial reporting consultations in connection with offering memorandums, registration statements, acquisitions, and management’s assessment of internal control over financial reporting.
(3)	Consists of fees for tax planning and tax compliance services, including assistance in connection with tax audits and tax advice related to acquisitions.

The Audit Committee has considered whether the non-audit services provided to the Company by D&T impaired the independence of D&T and concluded that they did not.

All of D&T’s fees for 2009 and 2008 were pre-approved by the Audit Committee through formal engagement letters. The Audit Committee’s or the Board’s, as applicable, policy is to pre-approve all services by the Company’s independent accountants. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by D&T to the Company. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that D&T’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by D&T must be pre-approved by the Audit Committee.

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

BALANCE SHEETS (Unconsolidated)

(in millions, except share amounts)

	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$0.5	$73.7
Income taxes receivable	7.3	—

Total current assets	7.8	73.7
Other assets, net	0.9	3.5
Investment in Flag Intermediate Holdings Corporation	141.1	175.4

Total assets	$149.8	$252.6

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$0.1	$—
Accrued liabilities	4.3	9.9

Total current liabilities	4.4	9.9
Long-term debt	161.1	293.7
Deferred income tax liability	28.0	—

Total liabilities	193.5	303.6

Stockholders’ Deficit:
Common stock, $.01 par value, 30,000,000 shares authorized, 14,673,023 and 14,077,500 issued and oustanding at December 31, 2009 and 2008, respectively	0.1	0.1
Additional paid-in capital	7.6	6.4
Accumulated other comprehensive income (loss)	(0.4)	(3.0)
Retained deficit	(51.0)	(54.5)

Total stockholders’ deficit	(43.7)	(51.0)

Total liabilities and stockholders’ deficit	$149.8	$252.6

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

STATEMENTS OF OPERATIONS (Unconsolidated)

(in millions)

	Years Ended
	2009	2008	2007
Interest and other income (expense), net	$0.1	$(0.6)	$0.5
Interest expense	18.6	33.4	29.3
(Gain) loss on extinguishment of debt	(78.5)	—	8.4
Equity of earnings (loss) of subsidiaries	(35.7)	93.4	36.6

Income (loss) before income taxes	24.3	59.4	(0.6)
Provision (benefit) for income taxes	20.8	(13.2)	(14.5)

Net income	$3.5	$72.6	$13.9

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

STATEMENTS OF CASH FLOWS (Unconsolidated)

(in millions)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$3.5	$72.6	$13.9
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	35.7	(93.4)	(36.6)
(Gain) loss on extinguishment of debt	(78.5)	—	8.4
Amortization of bond discounts and debt issuance costs	1.6	2.8	0.9
Deferred income taxes	27.9	—	—
Non-cash interest on PIK option	21.0	—	—
Dividends received from subsidiaries	—	87.5	18.1
Decrease (increase) in income taxes receivable and other assets	(5.2)	3.8	(4.1)
Increase (decrease) in payable to subsidiaries	0.5	—	(0.5)
Increase (decrease) in accounts payable and accrued liabilities	(5.1)	0.6	9.0
Other operating	(6.4)	—	—

Net cash (used in) provided by operations	(5.0)	73.9	9.1

Cash flows from investing activities:
Investments in and net advances from (to) subsidiaries	—	—	1.7

Net cash provided by investing activities	—	—	1.7

Cash flows from financing activities:
Proceeds from issuance of Senior Unsecured Notes	—	—	291.0
Repayments of Senior Unsecured Notes	(70.3)	—	(150.0)
Exercise of stock options	2.7	—	—
Dividends paid	—	—	(288.5)
Deferred financing costs	—	(0.2)	(4.9)
Other financing	(0.6)	—	—

Net cash (used in) provided by financing activities	(68.2)	(0.2)	(152.4)

Net (decrease) increase in cash	(73.2)	73.7	(141.6)
Cash, beginning of period	73.7	—	141.6

Cash, end of period	$0.5	$73.7	$—

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

(dollars in millions)

1. Investment in Flag Intermediate Holdings Corporation

On May 18, 2005, Metals USA Holdings Corp., a Delaware corporation (“Metals USA Holdings”) and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”), merged with and into Metals USA, Inc. (“Metals USA”) with Metals USA being the surviving corporation (the “Merger”).

2. Debt

Debt consists of the following:

	December 31,
	2009	2008
Senior Floating Rate Toggle Notes due 2012 (2007 Notes)	$161.1	$293.7

Total debt	$161.1	$293.7

Senior Floating Rate Toggle Notes due 2012

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”). The 2007 Notes were issued at an initial issue price of 97% of the principal amount thereof, and the original issue discount is being amortized to interest expense over the life of the 2007 Notes. The unamortized discount at December 31, 2009 and 2008 was $2.6 and $6.3, respectively. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

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

On September 26, 2008, we made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2. We have continued to make PIK Interest payments subsequent to January 1, 2009. The April 1, 2009 PIK Interest payment amounted to $5.6, and the July 1 PIK Interest payment amounted to $3.8, the October 1, 2009 PIK Interest payment amounted to $3.5 and the January 1, 2010 PIK Interest payment amounted $3.1. The Company must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless we elect otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $68.2 as of December 31, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of December 31, 2009.

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

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the years ended December 31, 2009, interest paid on the 2007 Notes held by affiliates amounted to $11.6, and was paid entirely by PIK Interest. From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes or additional amounts of the 2007 Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

During the year ended December 31, 2009, we purchased $157.4 principal amount of the 2007 Notes in the open market, resulting in a pretax gain of $78.5 (net of unamortized deferred financing costs and original issue discount) on debt extinguishment.

Costs related to the issuance of the 2007 Notes were capitalized and are being charged to interest expense over the life of the 2007 Notes. Unamortized issuance costs of $5.5as of December 31, 2009, are included in other non-current assets.

Maturities

Scheduled maturities of long-term debt outstanding at December 31, 2009, are as follows:

	Years Ended December 31,
	2010	2011	2012	2013	2014	Beyond
			(in millions)
Senior Floating Rate Toggle Notes Due 2012 (2007 Notes)	$—	$—	$163.7	$—	$—	$—

Total	$—	$—	$163.7	$—	$—	$—

3. Stockholders’ Equity

Common Stock—In accordance with its Certificate of Incorporation dated May 9, 2005 and as amended on November 28, 2005, Metals USA Holdings was authorized to issue 30,000,000 shares of capital stock, all of which were shares of common stock, $.01 par value. At December 31, 2009, 14,673,023 shares were issued and outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2010.

METALS USA HOLDINGS CORP.

By:	/s/ C. LOURENCO GONCALVES
C. Lourenco Goncalves,
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2010.

Signature	Title

/S/ C. LOURENCO GONCALVES C. Lourenco Goncalves	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/S/ M. ALI RASHID M. Ali Rashid	Director

/S/ ERIC L. PRESS Eric L. Press	Director

/S/ MATTHEW R. MICHELINI Matthew R. Michelini	Director

/S/ JOHN T. BALDWIN John T. Baldwin	Director

/S/ ROBERT C. MCPHERSON, III Robert C. McPherson, III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DANIEL L. HENNEKE Daniel L. Henneke	Vice President and Controller (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated May 18, 2005 between Metals USA, Inc., Flag Acquisition Corporation and Flag Intermediate Corporation (filed as Exhibit 2.1 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

3.1*	Amended and Restated Certificate of Incorporation of Metals USA Holdings Corp.

3.2*	Bylaws of Metals USA Holdings Corp.

4.1*	Indenture, dated July 10, 2007, between Metals USA Holdings Corp. and Wells Fargo Bank, N.A., as trustee

4.2*	Registration Rights Agreement, dated as of July 10, 2007, by and among Metals USA Holding Corp. and UBS Securities LLC

4.3	Form of Senior Floating Rate Toggle Note Due 2012 (included in Exhibit 4.1)

10.1	Indenture, dated November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as trustee and Notes Collateral Agent (filed as Exhibit 4.6 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.2	Supplemental Indenture dated as of November 30, 2005, among Metals USA, Inc., Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.9 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.3	Second Supplemental Indenture, dated as of March 30, 2006, among MUSA Newark, LLC, Metals USA, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.10 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.4	Third Supplemental Indenture, dated as of June 20, 2006, among Metals USA International Holdings, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.11 to Amendment No. 3 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on August 1, 2006)

10.5	Loan and Security Agreement, dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto (filed as Exhibit 4.5 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.6	Amendment No. 1 dated as of July 18, 2006, to the Loan and Security Agreement dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto (filed as Exhibit 4.12 to Amendment No. 3 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on August 1, 2006)

10.7*	Amendment No. 2 dated as of June 8, 2007, to the Loan and Security Agreement dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

Exhibit Number	Description
10.8	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and C. Lourenco Goncalves (filed as Exhibit 10.1 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.9	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and John A. Hageman (filed as Exhibit 10.2 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.10	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and Robert C. McPherson, III (filed as Exhibit 10.3 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.11	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Roger Krohn (filed as Exhibit 10.4 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.12

Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and David Martens (filed as Exhibit 10.5 to Flag Intermediate Holdings Corporation’s Registration Statement on

Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.13	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Joe Longo (filed as Exhibit 10.6 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.14	Amended and Restated 2005 Stock Incentive Plan of Metals USA Holdings Corporation (filed as Exhibit 10.7 to Amendment No. 1 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on May 26, 2006)

10.15	Management Agreement, dated as of November 30, 2005, between Metals USA, Inc., Flag Holdings Corporation and Apollo Management V, L.P. (filed as Exhibit 10.8 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.16	Director Compensation Plan (filed as Exhibit 10.9 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.17	Transaction Fee Agreement, dated as of November 30, 2005, between Metals USA, Inc. and Apollo Management V, L.P. (filed as Exhibit 10.10 to Amendment No. 1 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on May 26, 2006)

10.18	Management Deferred Compensation Plan (filed as Exhibit 10.11 to Flag Intermediate Holdings Corporation’s Annual Report for the year ended December 31, 2006 on Form 10-K (File No. 333-132918) filed on March 12, 2007)

12.1#	Computation of Ratio of Earnings to Fixed Charges

21.1#	List of Subsidiaries of Metals USA Holdings Corp.

31.1#	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated February 12, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated February 12, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated February 12, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2#	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated February 12, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	incorporated by reference to the exhibits to Metals USA Holdings Corp.’s Registration Statement on Form S-4 filed September 19, 2007

#	filed herewith