Form 10-Q
period 2010-03-31
Metals USA Holdings Corp.
filed 2010-05-11
CIK 1362491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File Number 333-146181

METALS USA HOLDINGS CORP.

(Exact name of Registrant as Specified in its Charter)

Delaware	20-3779274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 E. Commercial Blvd., Suite 905 Fort Lauderdale, Florida	33308
(Address of Principal Executive Offices)	(Zip Code)

Registrants’ telephone number, including area code: (954) 202-4000

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

Number of shares of common stock outstanding at April 30, 2010 of Metals USA Holdings Corp.: 25,598,527

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

METALS USA HOLDINGS CORP. AND

SUBSIDIARIES

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash	$4.9	$6.0
Accounts receivable, net of allowance of $6.4 and $6.3, respectively	156.0	131.5
Inventories	223.7	216.0
Deferred income tax asset	14.8	14.5
Prepayments and other	5.2	6.5

Total current assets	404.6	374.5
Property and equipment, net	179.8	183.4
Intangible assets, net	7.3	8.4
Goodwill	45.6	45.6
Other assets	18.1	15.9

Total assets	$655.4	$627.8

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$63.9	$56.4
Accrued liabilities	46.5	38.9
Current portion of long-term debt	0.1	0.1

Total current liabilities	110.5	95.4
Long-term debt, less current portion	480.1	468.2
Deferred income tax liability	84.9	84.8
Other long-term liabilities	22.9	23.1

Total liabilities	698.4	671.5

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.1 par value, 10,000,000 shares authorized, none issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.01 par value, 140,000,000 shares authorized, 25,598,527 and 25,576,563 issued and outstanding at March 31, 2010, and December 31, 2009, respectively	0.2	0.2
Additional paid-in capital	7.7	7.5
Retained deficit	(50.9)	(51.0)
Accumulated other comprehensive loss	—	(0.4)

Total stockholders’ deficit	(43.0)	(43.7)

Total liabilities and stockholders’ deficit	$655.4	$627.8

See notes to unaudited condensed consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net Sales	$287.9	$330.2
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	218.4	287.7
Operating and delivery	31.3	34.7
Selling, general and administrative	21.0	24.0
Depreciation and amortization	4.6	4.7
Gain on sale of property and equipment	(0.1)	—

Operating income (loss)	12.7	(20.9)
Other (income) expense:
Interest expense	11.7	19.3
Gain on extinguishment of debt	—	(32.3)
Other (income) expense, net	—	(0.1)

Income (loss) before income taxes	1.0	(7.8)
Provision (benefit) for income taxes	0.9	(3.7)

Net income (loss)	$0.1	$(4.1)

Income (loss) per share:
Income (loss) per share—basic	$—	$(0.17)

Income (loss) per share—diluted	$—	$(0.17)

Number of common shares used in the per share calculation:
Basic	25.6	24.5

Diluted	25.9	24.5

See notes to unaudited condensed consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$0.1	$(4.1)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of property and equipment	(0.1)	—
Provision for bad debts	0.6	1.0
Depreciation and amortization	5.1	5.2
Gain on extinguishment of debt	—	(32.3)
Amortization of debt issuance costs and discounts on long-term debt	1.1	1.5
Deferred income taxes	(0.2)	10.5
Stock-based compensation	0.1	0.1
Excess tax benefit from stock-based compensation	(0.1)	—
Non-cash interest on PIK option	3.1	8.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25.1)	18.3
Inventories	(7.7)	111.3
Prepayments and other	1.3	0.4
Accounts payable and accrued liabilities	12.2	5.8
Other	—	(1.9)

Net cash (used in) provided by operations	(9.6)	124.0

Cash flows from investing activities:
Sales of assets	0.1	—
Purchases of assets	(0.5)	(0.9)
Acquisition costs, net of cash acquired	—	(4.2)

Net cash used in investing activities	(0.4)	(5.1)

Cash flows from financing activities:
Borrowings on credit facility	46.5	45.0
Repayments on credit facility	(37.5)	(162.0)
Repayments of long-term debt	(0.2)	(8.6)
Excess tax benefit from stock-based compensation	0.1	—

Net cash provided by (used in) financing activities	8.9	(125.6)

Net decrease in cash	(1.1)	(6.7)
Cash, beginning of period	6.0	166.7

Cash, end of period	$4.9	$160.0

Supplemental cash flow information:
Cash paid for interest	$2.7	$4.0

Cash paid for income taxes	$0.2	$2.8

Cash (received) for income taxes	$(0.7)	$(0.2)

Investments in property, plant and equipment not paid	$0.1	$0.6

See notes to unaudited condensed consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

1. Organization and Basis of Presentation

Organization

On May 18, 2005, Metals USA Holdings Corp. (formerly named Flag Holdings Corporation), a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Metals USA Holdings and its wholly owned subsidiaries, Flag Intermediate and Metals USA, are referred to collectively herein as the “Company.” Metals USA prior to the Merger is referred to herein as the “Predecessor Company.” On April 14, 2010, we completed an initial public offering of common stock (the “IPO”) (see Note 17).

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the three months ended March 31, 2010, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Basis of Presentation

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Metals USA Holdings, Flag Intermediate, and Metals USA and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Interim Financial Information—The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Allowance for Doubtful Accounts— The determination of collectability of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectability. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

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

Financial Derivatives—We use financial derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. The Company accounts for its derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” (“ASC 815”), which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a statement of operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at March 31, 2010, all have remaining terms of approximately one year or less.

Under hedge accounting treatment, the effective portion of the change in fair value of derivatives is reported in other comprehensive income, a component of stockholders’ deficit, until the underlying transaction occurs. Any determination that an underlying transaction is not probable of occurring will result in the recognition in earnings of gains and losses deferred in other comprehensive income. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in other assets and accrued liabilities, respectively.

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

Liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Interest rate swaps	$5.3	$—	$5.3	$—

Unrealized gains or losses on short-term investments and derivatives are recorded in accumulated other comprehensive income (loss) at each measurement date.

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. Our Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”) and our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of the Company’s Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) and other debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. The estimated fair value of current and long-term debt at December 31, 2009 and March 31, 2010 was $434.5 and $451.1, respectively.

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

Delivery expense totaled $8.4 and $8.3 for the three months ended March 31, 2010 and 2009, respectively.

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

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820. The guidance requires companies to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. The standard did not have a material impact on the Company’s disclosures in its condensed consolidated financial statements. See “Fair Value of Financial Assets and Liabilities” above.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

3. Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials—
Plates and Shapes	$113.1	$111.0
Flat Rolled and Non-Ferrous	74.6	70.2
Building Products	4.9	5.1

Total raw materials	192.6	186.3

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	19.8	19.2
Building Products	11.3	10.5

Total work-in-process and finished goods	31.1	29.7

Total inventories	$223.7	$216.0

We recorded write-downs of $14.4 and $5.1 for inventory lower of cost or market adjustments during the three months ended March 31, 2009 in our Plates and Shapes and Flat Rolled and Non-Ferrous Groups, respectively.

4. Intangible Assets

The carrying amounts of the Company’s intangible assets are as follows:

	March 31, 2010	December 31, 2009
Customer lists	$40.7	$40.7
Effect of foreign currency	0.1	0.1
Less: Accumulated amortization	(36.2)	(35.2)

	$4.6	$5.6

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.6)	(0.5)

	$2.7	$2.8

Aggregate amortization expense for the three months ended March 31, 2010 and 2009 was $1.1, and $1.4, respectively.

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the remaining lives of the assets:

For the Year Ending	Estimated Amortization Expense

2010 (remaining 9 months)	$2.5
2011	$1.6
2012	$0.5

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

In April 2009, we repaid outstanding borrowings on our ABL facility such that the outstanding balance on the ABL facility was less than the $250.0 notional amount associated with our series of interest rate swap agreements. In connection with the debt repayment, we removed the cash flow hedge designation from a portion of our interest rate swaps. As a result of the removal of the cash flow hedge designation, we reclassified into earnings $1.7 of cumulative net losses associated with the derivative contract in other comprehensive income (loss) (“OCI”), a component of stockholders’ deficit, during the second quarter of 2009. The underlying derivative instrument will not expire until April 15, 2011, and all subsequent changes in the fair value of this instrument will be prospectively recognized in earnings.

As of September 30, 2009, and in connection with additional repayments of outstanding borrowings on the ABL facility, we removed the cash flow hedge designation from the remaining portion of our interest rate swaps. As a result of the removal of the cash flow hedge designations, we discontinued prospectively the use of hedge accounting on our remaining interest rate swaps. For the amount associated with the forecasted transactions still expected to occur, the net derivative instrument losses at the date of de-designation associated with these discontinued cash flow hedges will continue to be reported in OCI, and will be reclassified from OCI into earnings in the same periods during which the hedged forecasted transactions affect earnings. During the three months ended March 31, 2010, we reclassified into earnings $0.3 of net derivative losses from OCI. The amounts expected to be reclassified into earnings over the next twelve months amounted to $0.4 as of March 31, 2010. All subsequent changes in the fair value of these instruments will be prospectively recognized in earnings.

The following table presents the location within the consolidated balance sheet of all assets and liabilities associated with the Company’s outstanding derivatives at March 31, 2010.

Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at March 31, 2010	Fair Value at December 31, 2009	Fair Value at March 31, 2010	Fair Value at December 31, 2009
		(in millions)
Interest rate swaps	Accrued liabilities	$—	$—	$4.3	$4.4
	Other long-term liabilities	—	—	1.0	1.4

Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$5.3	$5.8

Total Derivatives		$—	$—	$5.3	$5.8

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following tables present the pretax impact of the Company’s derivative instruments within the consolidated statements of operations for the three months ended March 31, 2010 and 2009. Pretax realized gains and losses from derivatives which are recognized in earnings are included in interest expense in the consolidated statements of operations.

	Derivatives Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009	2010	2009
	(in millions)
Interest rate swaps	$—	$0.8	$—	$(0.8)	$—	$—

	Derivatives Not Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three months ended March 31,
	2010	2009
	(in millions)
Interest rate swaps	$(1.4)	$—

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

6. Other Assets

Other assets consist of the following:

	March 31, 2010	December 31, 2009
Deferred financing costs	$4.6	$5.3
Deferred debt offering costs	5.2	5.5
Deferred management fees	3.4	3.7
Other	4.9	1.4

Total other assets	$18.1	$15.9

Aggregate amortization of debt issuance costs for the three months ended March 31, 2010 and 2009 was $1.0 and $1.6, respectively. For the three months ended March 31, 2009, $0.5 of deferred debt issuance costs were accelerated in connection with the extinguishment of debt during the period.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
Accrued salaries and employee benefits	$10.0	$9.9
Accrued taxes, other than income	3.2	2.4
Accrued interest	12.6	7.5
Accrued insurance	5.0	4.8
Accrued audit and tax fees	0.9	0.8
Accrued warranty liability	0.4	0.4
Accrued lease terminations	0.8	0.9
Accrued management fees	2.7	4.2
Accrued Merger consideration—Predecessor common shares outstanding	2.0	2.0
Current portion of interest rate swap liability	4.3	4.4
Other	4.6	1.6

Total accrued liabilities	$46.5	$38.9

8. Debt

Debt consists of the following:

	March 31, 2010	December 31, 2009
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$84.0	$75.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	226.3
Senior Floating Rate Toggle Notes due 2012 (2007 Notes)	164.0	161.1
Industrial Revenue Bond	5.7	5.7
Other	0.2	0.2

Total debt	480.2	468.3
Less—current portion of debt	0.1	0.1

Total long-term portion of debt	$480.1	$468.2

The weighted average interest rates under the ABL facility for the three months ended March 31, 2010 and 2009 were 2.08% and 3.26%, respectively.

Senior Secured Asset-Based Revolving Credit Facility

The ABL facility permits us to borrow on a revolving basis through November 30, 2011. Substantially all of our subsidiaries are borrowers under the ABL facility.

On July 1, 2008, we executed our option to increase the Tranche A Commitments by $100.0, which increased the total commitment from $525.0 to $625.0.

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of March 31, 2010, we had $253.8 of eligible collateral, $84.0 in outstanding

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

advances, $14.0 in open letters of credit and $155.8 of additional borrowing capacity. As of March 31, 2010, we had $4.9 of cash.

The obligations under the ABL facility are guaranteed by the Company and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by accounts receivable and inventory and (ii) on a second-priority lien basis by other assets, subject to certain exceptions and permitted liens.

The ABL facility bears interest with respect to loans utilizing the Tranche A Commitments at the bank’s base rate plus an applicable margin ranging between -0.25% and -0.50%, or LIBOR, at our option, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the amended loan and security agreement governing the ABL facility. The ABL facility bears interest with respect to the Tranche A-1 Commitments at the bank’s base rate plus an applicable margin of 0.75%, or LIBOR, at our option, plus an applicable margin of 2.75%. The marginal rates related to the Tranche A Commitments will vary with our financial performance as measured by the fixed charge coverage ratio (the “FCCR”). The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the three immediately preceding months.

For purposes of determining covenant compliance, the FCCR is calculated based on the most recent period of four consecutive fiscal quarters. As long as our borrowing availability is greater than or equal to $45.0, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of March 31, 2010, our FCCR was 1.37.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 0.291%, respectively, as of March 31, 2010.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes and the 2007 Notes that would provide the holders of the Metals USA Notes and the 2007 Notes with the right to demand immediate repayment. We are in compliance with all covenants as of March 31, 2010.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 5).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $4.6 as of March 31, 2010, are included in other non-current assets.

Senior Floating Rate Toggle Notes due 2012

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”). The 2007 Notes were issued at an initial issue price of 97% of the principal amount thereof, and the original issue discount is being amortized to interest expense over the life of the 2007 Notes. The unamortized discount at March 31, 2010 and December 31, 2009 was $2.4 and $2.6, respectively. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

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

On September 26, 2008, we made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2. We have continued to make PIK Interest payments subsequent to January 1, 2009. The April 1, 2009 PIK Interest payment amounted to $5.6, the July 1, 2009 PIK Interest payment amounted to $3.8, the October 1, 2009 PIK Interest payment amounted to $3.5, the January 1, 2010 PIK Interest payment amounted to $3.1, and the April 1, 2010 PIK Interest payment amounted to $3.1.

On April 14, 2010, Metals USA Holdings called for redemption of all of its outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 as of the date thereof. The redemption price of the 2007 Notes is 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to but not including May 14, 2010 (the “Redemption Date”). The 2007 Notes will be redeemed on the Redemption Date. None of the 2007 Notes will remain outstanding after the Redemption Date. The Company did not and will not incur any early termination penalties in connection with the redemption of the 2007 Notes. The Company will use the net proceeds from the IPO, as described more fully in Note 17, to finance the redemption. The Company anticipates that the aggregate cash payment for the redemption, including accrued and unpaid interest, will be approximately $170.9. The redemption of the 2007 Notes will result in charges of $1.1 and $2.4 for the write-off of unamortized deferred financing costs and original issue discount, respectively, in the second quarter of 2010.

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the three months ended March 31, 2010, interest paid on the 2007 Notes held by affiliates amounted to $2.6 and was paid entirely by PIK Interest.

During the three months ended March 31, 2010, we purchased $0.2 principal amount of the 2007 Notes in the open market, resulting in an immaterial gain (net of unamortized deferred financing costs and original issue discount) on debt extinguishment.

Costs related to the issuance of the 2007 Notes were capitalized and are being charged to interest expense over the life of the 2007 Notes. Unamortized issuance costs of $1.1 as of March 31, 2010, are included in other non-current assets.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of March 31, 2010.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of March 31, 2010.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $4.1 as of March 31, 2010, are included in other non-current assets.

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 0.50% at March 31, 2010. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of March 31, 2010.

9. Stockholders’ Deficit

Common Stock—In accordance with its Certificate of Incorporation dated May 9, 2005, as amended on November 28, 2005, and as amended and restated on March 19, 2010, Metals USA Holdings is authorized to issue 140,000,000 shares of common stock, $.01 par value. At March 31, 2010, 25,598,527 shares were issued and outstanding. See Note 17.

Preferred Stock—Also in accordance with its Certificate of Incorporation as amended and restated on March 19, 2010, Metals USA Holdings is authorized to issue 10,000,000 shares of preferred stock, $.01 par value. At March 31, 2010, no such shares were issued or outstanding. See Note 17.

10. Stock-Based Compensation

Metals USA Holdings’ Amended and Restated 2005 Stock and Incentive Plan (the “Plan”) permits the issuance of options and restricted stock awards on Metals USA Holdings’ stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. A total of $0.1 was recorded as stock-based employee compensation during each of the three month periods ended March 31, 2010 and 2009, respectively.

Description of Share Option Plan

The Plan has reserved for issuance up to 2.4 million shares of common stock. The Plan has two tranches of options, Tranche A and Tranche B. Tranche A options vest on a pro-rata basis over five years, have a term of ten years, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’ stock at the date of grant. The fair value of the stock is a calculated value based on the date of each of the respective grants using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

Tranche A Options

The fair value of Tranche A option awards was estimated on the date of grant using a black-scholes option valuation model. The following is a summary of valuation assumptions for Tranche A option grants outstanding as of March 31, 2010:

Expected dividend yield	0%
Expected stock price volatility	54.7% - 54.9%
Risk free interest rate	4.0% - 4.6%
Expected life of options (in years)	6.5 - 10.0

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following is a summary of stock option activity for Tranche A options for the three-month period ended March 31, 2010:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2009	$3.66	$3.18		417,616
Granted	—	—		—
Exercised	3.98	—		(8,236)
Canceled or expired	—	—		—

Balance, March 31, 2010	$3.65	$3.19	5.8	409,380

Vested and Exercisable as of:
March 31, 2010		$3.19	5.8	256,627

A summary of nonvested Tranche A stock options for the three-month period ended March 31, 2010, is presented below:

	Weighted Average Grant - Date Fair Value	Number of Options
Nonvested at December 31, 2009	$3.90	159,863
Granted	—	—
Vested	3.90	(7,110)
Canceled or expired	—	—

Nonvested at March 31, 2010	$3.91	152,753

As of March 31, 2010, there was $0.3 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 8 months.

Tranche B Options

The fair value of the Tranche B options was also estimated on the date of grant using the same option valuation model used for the Tranche A options. The following is a summary of valuation assumptions for Tranche B option grants outstanding as of March 31, 2010:

Expected dividend yield	0%
Expected stock price volatility	54.3% - 54.7%
Risk free interest rate	4.0% - 5.0%
Expected life of options (in years)	8.0 - 10.0

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following is a summary of stock option activity for Tranche B options for the three-month period ended March 31, 2010:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2009	$3.97	$2.30		68,986
Granted	—	—		—
Exercised	3.98	2.30		(13,726)
Canceled or expired	—	—		—

Balance, March 31, 2010	$3.97	$2.30	5.7	55,260

Vested and Exercisable as of:
March 31, 2010		$2.30	5.7	55,260

All Tranche B stock options outstanding as of March 31, 2010 are fully vested and exercisable.

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. For the three-month period ending March 31, 2010, there were no shares of nonvested restricted stock outstanding.

2010 Long-Term Incentive Plan

On March 19, 2010, our board of directors adopted, and our stockholders approved, the Metals USA Holdings 2010 Long-Term Incentive Plan, which we refer to as the “2010 Plan.” The purposes of the 2010 Plan are to further the growth and success of Metals USA and to reward and incentivize the outstanding performance of our key employees, directors, consultants and other service providers by aligning their interests with those of stockholders through equity-based compensation and enhanced opportunities for ownership of shares of our common stock.

Subject to adjustment, the 2010 Plan authorizes the issuance of up to 2,614,650 shares of common stock pursuant to the grant or exercise of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. The maximum number of shares of common stock pursuant to incentive stock options will be 2,614,650 shares of common stock.

The 2010 Plan will be administered by our board of directors or the compensation committee thereof, or such other committee of the board of directors as the board of directors may from time to time designate (the “committee”). Among other things, the committee will have the authority to select individuals to whom awards may be granted, to determine the type of award, to determine the terms and conditions of any such awards, including vesting terms, to interpret the terms and provisions of the 2010 Plan and awards granted thereunder and to otherwise administer the plan. As of March 31, 2010, no awards had been granted under the 2010 Plan.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

11. Income Taxes

Income tax expense of $0.9 for the three months ended March 31, 2010 resulted in an overall effective tax rate of 89.7%. Of the total tax expense recorded, $0.5 was recorded for discreet items identified for the period ending March 31, 2010. The discreet items consisted of $0.1 for uncertain tax liabilities, $0.2 for valuation allowances related to our Canadian operations and $0.2 for the recapture of certain deductions arising from the carry back of our 2009 net operating loss to the stub period ended November 30, 2005.

As of March 31, 2010, our unrecognized tax benefits totaled $8.9, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $0.1 for the three months ended March 31, 2010.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of March 31, 2010, the liability for uncertain taxes includes interest and penalties of $2.2 of which $0.1 is included in our statement of operations and impacted the Company’s overall effective income tax rate for the three months ended March 31, 2010.

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

	Three Months Ended March 31,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2010:
Net sales	$121.9	$152.0	$16.2	$(2.2)	$287.9
Operating income (loss)	9.1	10.9	(1.7)	(5.6)	12.7
Capital expenditures	0.4	0.1	—	—	0.5
Depreciation and amortization(1)	2.4	1.8	0.6	0.3	5.1
2009:
Net sales	$172.5	$140.9	$19.7	$(2.9)	$330.2
Operating loss	(8.7)	(2.3)	(4.3)	(5.6)	(20.9)
Capital expenditures	0.4	0.4	—	0.1	0.9
Depreciation and amortization(1)	2.4	1.8	0.6	0.4	5.2

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

	March 31, 2010	December 31, 2009
Total Assets:
Plates and Shapes	$298.0	$291.3
Flat Rolled and Non-Ferrous	251.0	228.4
Building Products	42.6	43.2
Corporate and Other	63.8	64.9

Consolidated	$655.4	$627.8

Goodwill:
Plates and Shapes	$15.2	$15.2
Flat Rolled and Non-Ferrous	20.5	20.5
Building Products	2.2	2.1
Corporate and Other	7.7	7.8

Consolidated	$45.6	$45.6

We recorded write-downs of $14.4 and $5.1 for inventory lower of cost or market adjustments during the three months ended March 31, 2009 in our Plates and Shapes and Flat Rolled and Non-Ferrous Groups, respectively.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at March 31, 2010 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 8) and other letters of credit aggregating $8.2 (total letters of credit of $14.0 at March 31, 2010). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of March 31, 2010, our total withdrawal liability, including interest and amortization charges, amounted to approximately $7.1.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity.

14. Related Party Transactions

Upon completion of the Merger, Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the agreement, Apollo received an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15,

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

2006. The management agreement would have terminated on December 31, 2012; however, Apollo elected to terminate the management agreement in connection with the completion of the Company’s IPO in April 2010 (see discussion below). Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation was recorded as a current liability (see Note 7) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 were amortized on a straight-line basis over the term of the agreement. For the three months ended March 31, 2010 and 2009, amortization of deferred management fees was $0.4 for each period with $0.3 recorded as administrative expense and $0.1 recorded as interest expense during each period.

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

Upon consummation of the IPO discussed in Note 17 below, Apollo terminated the management agreement and received $2.5 and approximately $0.3 for reimbursement of expenses.

Our affiliates, which include Apollo, as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the three months ended March 31, 2010, interest paid on the 2007 Notes held by affiliates amounted to $2.6 and was paid entirely by PIK Interest.

15. Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss), net of applicable taxes, for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$0.1	$(4.1)
Other comprehensive income:
Foreign currency translation adjustments	0.1	(0.1)
Unrealized gains on derivatives	0.3	0.5

Total comprehensive income (loss)	$0.5	$(3.7)

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

16. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, including the weighted average impact of any shares issued during the year. Diluted earnings per share calculations also include the dilutive effect of stock options and non-vested restricted stock.

The weighted average number of shares used to determine basic and diluted earnings per share was:

	Three Months Ended March 31,
	2010	2009
Weighted average shares outstanding—basic	25,578,027	24,538,490
Effect of dilution:
Stock options	300,575	—

Weighted average shares outstanding—diluted	25,878,602	24,538,490

17. Subsequent Events

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after March 31, 2010, up until the issuance of the financial statements.

Stock Split and Amended and Restated Certificate of Incorporation

On March 19, 2010, the Company’s Board of Directors approved a 1.7431-for-1 split of the Company’s common stock. The split was effective in the form of a stock dividend on April 5, 2010. The condensed consolidated financial statements as of March 31, 2010 and 2009 and for the three-month periods ended March 31, 2010 and 2009 give retroactive effect to the stock split. In addition, the Company’s Board of Directors approved an increase in the Company’s authorized shares of common stock from 30,000,000 to 140,000,000, pursuant to an amended and restated certificate of incorporation. The Company’s Board of Directors also authorized the issuance of 10,000,000 shares of preferred stock, $.01 par value per share, pursuant to the terms of our amended and restated certificate of incorporation. Our shareholders approved the amended and restated certificate of incorporation on March 19, 2010.

Initial Public Offering of Common Stock

On April 14, 2010, Metals USA Holdings consummated its IPO of 11,426,315 shares of its common stock at $21.00 per share, as described in the Company’s Registration Statement on Form S-1, as amended (File No. 333-150999). The underwriters were granted a 30-day option to purchase 1,713,947 additional common shares on a pro rata basis from the selling stockholders at the IPO price. As a result of the offering, we received net proceeds of approximately $219.2, after deducting underwriting discounts and commissions of approximately $14.7 and additional offering-related expenses of approximately $6.1. We will not receive any proceeds from the sale of common stock by the selling stockholders pursuant to the underwriters’ exercise of their option to purchase additional shares.

In connection with the IPO, Apollo terminated its management agreement with the Company and received $2.5 and approximately $0.3 for reimbursement of expenses.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Redemption of 2007 Notes

On April 14, 2010, Metals USA Holdings called for redemption of all of its outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 as of the date thereof. The redemption price of the 2007 Notes is 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to but not including May 14, 2010 (the “Redemption Date”). The 2007 Notes will be redeemed on the Redemption Date. None of the 2007 Notes will remain outstanding after the Redemption Date. The Company did not and will not incur any early termination penalties in connection with the redemption of the 2007 Notes. The Company will use the net proceeds from the IPO of its common stock to finance the redemption. The Company anticipates that the aggregate cash payment for the redemption, including accrued and unpaid interest, will be approximately $170.9. The redemption of the 2007 Notes will result in charges of $1.1 and $2.4 for the write-off of unamortized deferred financing costs and original issue discount, respectively, in the second quarter of 2010.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Form 10-Q for cautionary information with respect to such forward-looking statements. Readers should refer to “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009, for risk factors that may affect future performance.

Overview

All references to the “Company” include Metals USA Holdings, Flag Intermediate, its wholly owned subsidiary Metals USA, and the wholly owned subsidiaries of Metals USA.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the three months ended March 31, 2010, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

Industry Trends

Metals Service Centers

Steel consumption in the United States remained relatively constant from 2000 through 2008, averaging approximately 123 million tons annually. Beginning in the third quarter of 2008, however, demand for steel and other metals began to deteriorate rapidly as the global financial crisis caused a significant contraction in industrial production world-wide. The reduction in demand for metals was compounded by widespread inventory destocking throughout the supply chain as industry participants looked to preserve liquidity by managing down their investment in working capital. Through the first eight months of 2009, service centers reported the lowest-ever inventory levels during the 32 years that this data has been collected for the industry. As a result, steel production in the United States declined by almost half to approximately 64 million tons in 2009, forcing a number of domestic mills to operate at or even below 50% capacity utilization at certain points during the year.

Over the past several months, spot prices for the key steel-making raw materials have been moving steadily higher as a result of the continuation of strong Chinese steel production and recent upticks in demand in the U.S. domestic market. At the same time, the global supply/demand balance is still sufficiently tight, driven primarily by the discipline of a consolidated set of producers in addition to a fundamental shift by steel service centers to what is believed to be the optimum volume of inventory held, which is considered to be much lower now than in previous cycles.

U.S. industrial production has now been increasing quarter-over-quarter since July 2009 at an average rate of 1.6%. This improvement in economic activity has contributed to a rebound in U.S. apparent consumption of steel sheet during the past three quarters, which has grown by 25%, 16%, and 10%, respectively. Domestic mills have responded to this rebound in their order books, as utilization rates are now at approximately 70%; up from around 40% in May 2009. Despite the increase in production, lead times at integrated mills have lengthened. The impact of these factors, along with the increase in the cost of steelmaking raw materials, has been an increase in domestic steel sheet prices. However, there can be no guarantee that the demand increases or upward price trends discussed above will continue.

Building Products

The downturn in the housing and mortgage markets from 2007 through 2009 caused significant contraction in the home improvement remodeling industry over the same period. Research indicates that remodeling activity is pro-cyclical with both new residential construction and the broader economy, but remodeling lags homebuilding by several quarters. The high cyclicality of remodeling activity appears to be driven by discretionary improvements, similar to the products sold by our building products business, which are quite volatile. Improvement spending is expected to be much more cyclical and more sensitive to upturns and downturns in the general economy, whereas maintenance and repair spending is expected to be fairly stable over time.

However, according to the Leading Indicator of Remodeling Activity (“LIRA”) produced by the Remodeling Futures Program at the Joint Center for Housing Studies of Harvard University, home improvement spending is expected to recover in 2010. The LIRA suggests that annual spending will accelerate, with nearly five percent growth in 2010.

Favorable market conditions appear to support the projected increase in remodeling activity. House prices are showing modest gains in most markets, and home sales are trending up. In addition, lower financing costs and increased access to credit are reducing the cost of financing home improvement projects. However, despite the indications of an improved outlook, there can be no guarantee that demand for remodeling will increase or the timing of any such rebound.

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended March 31, 2010 Compared to March 31, 2009

	2010	%	2009	%
	(In millions, except percentages)
Net sales	$287.9	100.0%	$330.2	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	218.4	75.9%	287.7	87.1%
Operating and delivery	31.3	10.9%	34.7	10.5%
Selling, general and administrative	21.0	7.3%	24.0	7.3%
Depreciation and amortization	4.6	1.6%	4.7	1.4%
Gain on sale of property and equipment	(0.1)	0.0%	—	—

Operating income (loss)	12.7	4.4%	(20.9)	-6.3%
Interest expense	11.7	4.1%	19.3	5.8%
Gain on extinguishment of debt	—	—	(32.3)	-9.8%
Other (income) expense, net	—	—	(0.1)	0.0%

Income (loss) before income taxes	1.0	0.3%	(7.8)	-2.4%
Provision (benefit) for income taxes	0.9	0.3%	(3.7)	-1.1%

Net income (loss)	$0.1	0.0%	$(4.1)	-1.2%

Net sales. Net sales decreased $42.3 million, or 12.8%, from $330.2 million for the three months ended March 31, 2009 to $287.9 million for the three months ended March 31, 2010. The decrease was primarily attributable to a 12.8% decrease in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, as volumes were essentially flat in the period-over-period comparison. The decrease in prices for our metal service center businesses were mainly due to significant mill price reductions that occurred in a very compressed time period, primarily during the second quarter of 2009. Weak demand caused prices for many grades of steel to fall substantially, as steel producers in North America reduced prices and cut production to adjust to lower order levels. Prices reached a trough in late June 2009, followed by a trend of very modest increases for the remainder of 2009, as economic uncertainty remained generally high. Net sales decreased $3.5 million for our Building Products Group.

Cost of sales. Cost of sales decreased $69.3 million, or 24.1%, from $287.7 million for the three months ended March 31, 2009, to $218.4 million for the three months ended March 31, 2010. The decrease was primarily attributable to a 24.5% decrease in average cost per ton for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups as shipments remained relatively flat between the two periods. Cost of sales for our Building Products Group decreased $3.4 million. We recorded a $19.5 million write-down for inventory lower of cost or market adjustments in our metal service center businesses during the first quarter of 2009 as a result of price decreases and weak demand for steel products discussed above. Cost of sales as a percentage of net sales decreased from 87.1% for the first quarter of 2009 to 75.9% for the first quarter of 2010. Steel prices have increased during the first quarter of 2010, and we expect this trend to continue as the overall economy improves (however, there can be no assurance that this trend will continue).

Operating and delivery. Operating and delivery expenses decreased $3.4 million, or 9.8%, from $34.7 million for the three months ended March 31, 2009 to $31.3 million for the three months ended March 31, 2010. The decrease was a result of cost reduction initiatives implemented in response to lower business activity levels in our industry. As a percentage of net sales, operating and delivery expenses increased from 10.5% for the three months ended March 31, 2009 to 10.9% for the three months ended March 31, 2010.

Selling, general and administrative. Selling, general and administrative expenses decreased $3.0 million, or 12.5%, from $24.0 million for the three months ended March 31, 2009 to $21.0 million for the three months ended March 31, 2010. Lower variable costs associated with decreased incentive compensation, in addition to other personnel cost savings achieved through cost reduction initiatives, were the primary contributors to the period-over-period decrease. As a percentage of net sales, selling, general and administrative expenses remained level at 7.3% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Depreciation and amortization. Depreciation and amortization expense decreased $0.1 million, or 2.1%, from $4.7 million for the three months ended March 31, 2009 to $4.6 million for the three months ended March 31, 2010. The decrease was primarily due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

Operating income. Operating income increased $33.6 million, or 160.8%, from an operating loss of $20.9 million for the three months ended March 31, 2009 to operating income of $12.7 million for the three months ended March 31, 2010. The increase was primarily a result of the decrease in cost of sales, which decreased at a rate in excess of the rate of decline in sales, in addition to the decreases in operating and delivery, and selling, general and administrative expenses, as discussed above. As a percentage of net sales, operating income (loss) decreased from (6.3%) for the three months ended March 31, 2009 to 4.4% for the three months ended March 31, 2010.

Interest expense. Interest expense decreased $7.6 million, or 39.4%, from $19.3 million for the three months ended March 31, 2009 to $11.7 million for the three months ended March 31, 2010. The decrease was primarily a function of reduced borrowings, in addition to lower average interest rates, on our ABL facility, as well as debt extinguishments and a lower LIBOR base rate on the 2007 Notes. The weighted average outstanding balance on our ABL facility decreased from $313.3 million for the three months ended March 31, 2009 to $76.1 million for the same period of 2010. The weighted average facility rate decreased from 3.26% for the three months ended March 31, 2009 to 2.08% for the three months ended March 31, 2010.

Gain on debt extinguishment. During the year ended December 31, 2009, we purchased $157.4 million principal amount of the 2007 Notes in the open market, resulting in a pretax gain of $78.5 million (net of unamortized deferred financing costs and original issue discount) on debt extinguishment, which contributed to lower interest expense for the quarter ended March 31, 2010. We realized $32.3 million of gain on debt extinguishment during the three months ended March 31, 2009.

Income taxes. Income tax expense for the three months ended March 31, 2010 was $0.9 million, resulting in an overall effective tax rate of 89.7%, compared to a tax benefit of $3.7 million and overall effective tax rate of 47.4% for the three months ended March 31, 2009. Income taxes for the first quarter of 2010 included discreet tax items totaling $0.5 million, which primarily consisted of true-ups of our tax provision to previously-filed tax returns as well as tax reserves for uncertain tax liabilities.

Net income (loss). Net income (loss) increased from a net loss of $4.1 million for the three months ended March 31, 2009 to net income of $0.1 million for the three months ended March 31, 2010. The increase was primarily due to higher gross profit and operating income generated primarily from lower average costs per ton included in our cost of sales and the impact of our cost reduction initiatives, which produced lower operating and delivery and selling, general and administrative costs despite relatively flat shipments between the two periods.

Segment Results—Three Months Ended March 31, 2010 Compared to March 31, 2009

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
2010:
Plates and Shapes	$121.9	$112.8	$9.1	$0.4	117
Flat Rolled and Non-Ferrous	152.0	141.1	$10.9	0.1	134
Building Products	16.2	17.9	$(1.7)	—	—
Corporate and other	(2.2)	3.4	$(5.6)	—	(2)

Total	$287.9	$275.2	$12.7	$0.5	249

2009:
Plates and Shapes	$172.5	$181.2	$(8.7)	$0.4	137
Flat Rolled and Non-Ferrous	140.9	143.2	(2.3)	0.4	113
Building Products	19.7	24.0	(4.3)	—	—
Corporate and other	(2.9)	2.7	(5.6)	0.1	(2)

Total	$330.2	$351.1	$(20.9)	$0.9	248

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales decreased $50.6 million, or 29.3%, from $172.5 million for the three months ended March 31, 2009 to $121.9 million for the three months ended March 31, 2010. The decrease was primarily attributable to a 17.3% decrease in average realized prices, in addition to a 14.6% decrease in shipments for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Operating costs and expenses decreased $68.4 million, or 37.7%, from $181.2 million for the three months ended March 31, 2009 to $112.8 million for the three months ended March 31, 2010. The decrease was primarily attributable to a 32.5% decrease in the average cost per ton, in addition to a 14.6% decrease in shipments for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This segment recorded a $14.4 million write-down for inventory lower of cost or market adjustments during the first quarter of 2009.

Operating income (loss) increased by $17.8 million, or 204.6%, from an operating loss of $8.7 million for the three months ended March 31, 2009 to operating income of $9.1 million for the three months ended March 31, 2010. The increase primarily resulted from lower operating costs and expenses, which were driven by decreases in shipments and selling prices, in addition to the segment’s cost reduction initiatives. Operating income (loss) as a percentage of net sales decreased from (5.0%) for the three months ended March 31, 2009 to 7.5% for the three months ended March 31, 2010.

Flat Rolled and Non-Ferrous. Net sales increased $11.1 million, or 7.9%, from $140.9 million for the three months ended March 31, 2009 to $152.0 million for the three months ended March 31, 2010. The increase was primarily attributable to an 18.6% increase in shipments, partially offset by a 9.0% decrease in average realized prices for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Sales of non-ferrous metals accounted for 39.6% of the segment’s sales product mix for the first quarter of 2010, compared to 36.1% for the first quarter of 2009.

Operating costs and expenses decreased $2.1 million, or 1.5%, from $143.2 million for the three months ended March 31, 2009 to $141.1 million for the three months ended March 31, 2010. The decrease was primarily attributable to a decrease in average cost per ton of 17.4%, in addition to ongoing cost reduction efforts, partially offset by higher variable costs associated with an increase in shipments of 18.6%. This segment recorded a $5.1 million write-down for inventory lower of cost or market adjustments during the first quarter of 2009. Operating costs and expenses as a percentage of net sales decreased from 101.6% for the three months ended March 31, 2009 to 92.8% for the three months ended March 31, 2010.

Operating income (loss) increased by $13.2 million, or 573.9%, from an operating loss of $2.3 million for the three months ended March 31, 2009 to operating income of $10.9 million for the three months ended March 31, 2010. The increase was primarily attributable to the increase in volumes, combined with the decrease in operating costs and expenses, discussed above. Operating income (loss) as a percentage of net sales increased from (1.6%) for the three months ended March 31, 2009 to 7.2% for the three months ended March 31, 2010.

Building Products. Net sales decreased $3.5 million, or 17.8%, from $19.7 million for the three months ended March 31, 2009 to $16.2 million for the three months ended March 31, 2010. The sales decrease was driven by a downward trend in home improvement remodeling activity that continued into the first quarter of 2010. Consumer spending on residential remodeling has decreased due to the depreciation of homes, lower limits on home equity loans and decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to significant contraction in the home improvement remodeling industry.

Operating costs and expenses decreased $6.1 million, or 25.4%, from $24.0 million for the three months ended March 31, 2009 to $17.9 million for the three months ended March 31, 2010. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, and to a lesser extent due to cost reduction measures which were implemented to align the cost structure of the segment to current levels of lower market demand. Operating costs and expenses as a percentage of net sales decreased from 121.8% for the three months ended March 31, 2009 to 110.5% for the same period of 2010.

Operating loss decreased by $2.6 million, or 60.5%, from a loss of $4.3 million for the three months ended March 31, 2009 to a loss of $1.7 million for the three months ended March 31, 2010. The decrease was primarily attributable to lower operating costs, which decreased at a rate that was more than the rate of decline in sales. Operating loss as a percentage of net sales was 10.5% for the three months ended March 31, 2010, as compared to 21.8% for the three months ended March 31, 2009.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss was unchanged at $5.6 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year.

Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. At March 31, 2010, we had $253.8 million of eligible collateral, $84.0 million in outstanding advances, $14.0 million in open letters of credit and $155.8 million of additional borrowing capacity. As of March 31, 2010, we had $4.9 million of cash.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At March 31, 2010, our long-term debt consisted of $84.0 million of outstanding borrowings on the ABL facility, $226.3 million principal amount of the Metals USA Notes, $164.0 million principal amount of the 2007 Notes, an IRB with $5.7 million principal amount outstanding and $0.1 million in vendor financing and purchase money notes. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

On April 14, 2010, Metals USA Holdings consummated its IPO of 11,426,315 shares of its common stock at $21.00 per share. The underwriters were granted a 30-day option to purchase 1,713,947 additional common shares on a pro rata basis from the selling stockholders at the IPO price. The net proceeds from the IPO, in addition to the Company’s receipt of a Federal tax refund of approximately $15.0 million on April 13, 2010, increased the Company’s total liquidity (defined as availability under the ABL facility plus cash on hand) as of March 31, 2010, by approximately $63.0 million.

On April 14, 2010, Metals USA Holdings called for redemption of all of its outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 as of the date thereof. The Company will use the net proceeds from the IPO of its common stock to finance the redemption. The Company anticipates that the aggregate cash payment for the redemption, including accrued and unpaid interest, will be approximately $170.9. See further discussion in “—Financing Activities—2007 Notes” below and Note 17 to our condensed consolidated financial statements for the quarter ended March 31, 2010.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $279.1 million at December 31, 2009 to $294.1 million at March 31, 2010.

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

The following discussion of the principal sources and uses of cash should be read in conjunction with our Condensed Consolidated Statements of Cash Flows included in our condensed consolidated financial statements for the quarter ended March 31, 2010.

During the three months ended March 31, 2010, net cash used in operating activities was $9.6 million. During the first quarter of 2010, our working capital increased as we experienced an environment of modestly increasing prices and slowly recovering end-market demand. Increases of $25.1 million in our accounts receivable balance and $7.7 million in our inventory value were the primary contributors to operating cash outflows for the quarter. During the three months ended March 31, 2009, net cash provided by operating activities was $124.0 million. This amount was primarily attributable to decreases in accounts receivable and inventories. Changes in working capital during 2009 reflect the change in the business environment that began during the fourth quarter of 2008, when we began reducing inventory purchases as a result of weaker demand and declining prices.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2010, and consisted primarily of capital expenditures of $0.5 million. Net cash used in investing activities was $5.1 million for the three months ended March 31, 2009, and consisted of $4.2 million for the acquisition of VR Laser and $0.9 million of capital expenditures.

Net cash provided by financing activities was $8.9 million for the three months ended March 31, 2010, and consisted primarily of net borrowings on the ABL facility of $9.0 million. Net cash used in financing activities was $125.6 million for the three months ended March 31, 2009, and consisted primarily of net repayments on the ABL facility of $117.0 million, in addition to repayments of other long-term debt of $8.6 million.

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

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (1) the sum of adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. The interest rate in respect of borrowings under the ABL facility is determined in reference to the FCCR, and should borrowing availability under the ABL facility fall below $45.0 million, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of March 31, 2010, our borrowing availability under the ABL facility was $155.8 million. In addition, the FCCR also is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

Although the indentures governing the Metals USA Notes and the 2007 Notes also contain covenants that restrict our ability to incur indebtedness and pay dividends based on our FCCR, the definition and application of the FCCR contained in the indentures differ from the definition and application of the FCCR in the ABL facility in that the numerator of the FCCR as defined in the indentures does not include cash income taxes or non-financed capital expenditures and the denominator of the FCCR as defined in the indentures does not include the sum of certain distributions paid in cash and scheduled principal reductions on debt, and separate FCCRs are required under certain circumstances. See “—Financing Activities” below.

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-

term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of March 31, 2010, our FCCR was 1.37. As of March 31, 2010, we had $155.8 million of additional borrowing capacity under the ABL facility.

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

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that limit or prohibit the Company from taking certain corporate actions. As of March 31, 2010, we were unable to pay dividends or incur any additional indebtedness as a result of our inability to satisfy the terms of the negative covenants in our debt agreements.

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

Below is a reconciliation of net income (loss) to EBITDA, adjusted EBITDA and net cash (used in) provided by operating activities:

Reconciliation of net income (loss) to EBITDA, adjusted EBITDA and net cash (used in) provided by operating activities:

	Three Months Ended March 31,
	2010	2009
	(in millions, except ratios)
Net income (loss)	$0.1	$(4.1)
Depreciation and amortization (1)	5.1	5.2
Interest expense	11.7	19.3
Gain on extinguishment of debt	—	(32.3)
Provision (benefit) for income taxes	0.9	(3.7)
Other (income) expense	—	(0.1)

EBITDA	17.8	(15.7)
Covenant defined adjustments:
Facilities closure (2)	—	0.4
Stock options and grant expense (3)	0.1	0.1
Management fees (4)	0.3	0.3

Adjusted EBITDA (5)	18.2	(14.9)
Gain on sale of property and equipment	(0.1)	—
Provision for bad debts	0.6	1.0
Amortization of debt issuance costs and discounts on long-term debt	1.1	1.5
Deferred income taxes	(0.2)	10.5
Excess tax benefit from stock-based compensation	(0.1)	—
Non-cash interest on PIK option	3.1	8.2
Interest expense	(11.7)	(19.3)
(Provision) benefit for income taxes	(0.9)	3.7
Other income (expense)	—	0.1
Facilities closure	—	(0.4)
Management fees	(0.3)	(0.3)
Changes in assets and liabilities	(19.3)	133.9

Net cash (used in) provided by operating activities	$(9.6)	$124.0

Fixed charge coverage ratio numerator (6)	$52.2	$142.5
Fixed charge coverage ratio denominator (6)	$38.2	$131.5
Fixed charge coverage ratio(6)	1.37	1.08

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	This amount represents charges in the Building Products Group for severance costs incurred in the first quarter of 2009.
(3)	Non-cash stock option expense.
(4)	Represents accrued expenses related to the management agreement we have with Apollo.
(5)	As defined by the loan and security agreement governing the ABL facility.
(6)	These amounts represent the FCCR numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility.

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

At March 31, 2010, we had $253.8 million of eligible collateral, $84.0 million in outstanding advances, $14.0 million in open letters of credit and $155.8 million of additional borrowing capacity. As of March 31, 2010, we had $4.9 million of cash.

At April 30, 2010, we had $267.3 million of eligible collateral, $75.0 million in outstanding advances, $14.0 million in open letters of credit and $178.3 million of additional borrowing capacity. As of April 30, 2010, we had approximately $60.0 million of cash.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 0.291%, respectively, as of March 31, 2010.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which, as long as borrowing availability is greater or equal to $45.0 million and in the absence of default, is controlled by Metals USA. As long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of March 31, 2010, our FCCR was 1.37.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the three months ended March 31, 2010 amounted to $1.4 million of additional interest expense, consisting of $1.5 million of settlements, offset by $0.1 million of changes in the fair value of derivatives. The fair value of the Company’s interest rate swaps was $5.3 million at March 31, 2010, with $4.3 million classified as accrued liabilities and $1.0 million classified as other long-term liabilities in the consolidated balance sheet.

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

On September 26, 2008, we made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2 million. We have continued to make PIK Interest payments subsequent to January 1, 2009. The April 1, 2009 PIK Interest payment amounted to $5.6 million, the July 1, 2009 PIK Interest payment amounted to $3.8 million, the October 1, 2009 PIK Interest payment amounted to $3.5 million, the January 1, 2010 PIK Interest payment amounted to $3.1 million, and the April 1, 2010 PIK Interest payment amounted to $3.1 million.

On April 14, 2010, Metals USA Holdings called for redemption of all of its outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 million as of the date thereof. The redemption price of the 2007 Notes is 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to but not including May 14, 2010 (the “Redemption Date”). The 2007 Notes will be redeemed on the Redemption Date. None of the 2007 Notes will remain outstanding after the Redemption Date. The Company did not and will not incur any early termination penalties in connection with the redemption of the 2007 Notes. The Company will use the net proceeds from the IPO, as described more fully in Note 17 to our condensed consolidated financial statements for the quarter ended March 31, 2010, to finance the redemption. The Company anticipates that the aggregate cash payment for the redemption, including accrued and unpaid interest, will be approximately $170.9 million. The redemption of the 2007 Notes will result in charges of $1.1 million and $2.4 million for the write-off of unamortized deferred financing costs and original issue discount, respectively, in the second quarter of 2010.

Our affiliates, which include Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”), as well as our Chief Executive Officer and our Chief Financial Officer, have purchased a portion of our 2007 Notes in the market. For the three months ended March 31, 2010, interest paid on the 2007 Notes held by affiliates amounted to $2.6 million and was paid entirely by PIK Interest.

During the three months ended March 31, 2010, we purchased $0.2 million principal amount of the 2007 Notes in the open market, resulting in an immaterial gain (net of unamortized deferred financing costs and original issue discount) on debt extinguishment.

Costs related to the issuance of the 2007 Notes were capitalized and are being charged to interest expense over the life of the 2007 Notes. Unamortized issuance costs of $1.1 million as of March 31, 2010, are included in other non-current assets.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of March 31, 2010.

Restricted Payments

Both the loan and security agreement governing the ABL facility and the indentures governing the Metals USA Notes and the 2007 Notes contain restrictions as to the payment of dividends. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $70.1 million as of March 31, 2010. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of March 31, 2010. As of March 31, 2010, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $143.1 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at March 31, 2010.

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

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820. The guidance requires companies to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. The standard did not have a material impact on the Company’s disclosures in its condensed consolidated financial statements. See “Fair Value of Financial Assets and Liabilities” in Note 1 to our condensed consolidated financial statements for the quarter ended March 31, 2010.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility and the 2007 Notes, both of which are subject to variable interest rates. As of March 31, 2010, outstanding borrowings under the ABL facility were $84.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the three months ended March 31, 2010, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $0.2 million for the period.

As of March 31, 2010, the outstanding principal amount of the 2007 Notes was $164.0 million. Based on this amount, a one percent increase or decrease in the base rate would have resulted in a change to pretax interest expense of $0.4 million for the three months ended March 31, 2010. At April 23, 2010, the 2007 Notes were traded at approximately 99.625% of face value, based on quoted market prices.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the three months ended March 31, 2010 amounted to $1.4 million of additional interest expense, consisting of $1.5 million of settlements, partially offset by $0.1 million of changes in the fair value of derivatives. The fair value of the Company’s interest rate swaps was $5.3 million at March 31, 2010, with $4.3 million classified as accrued liabilities and $1.0 million classified as other long-term liabilities in the consolidated balance sheet.

$226.3 million aggregate principal amount of Metals USA Notes were outstanding at March 31, 2010, with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At April 23, 2010, the Metals USA Notes were traded at approximately 106.125% of face value, based on quoted market prices.

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

ITEM 1A. Risk Factors

There have been no material changes to the disclosure related to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On March 26, 2010, the Registrant issued 12,600 shares of Common Stock to Joseph Longo pursuant to his exercise of options granted to him on December 1, 2005 at an adjusted exercise price of $4.00 per share. The Registrant received aggregate cash consideration of $50,400.00 upon the exercise.

Use of Proceeds

On April 8, 2010, the Registration Statement on Form S-1 (333-150999) for our initial public offering was declared effective by the SEC. We sold a total of 11,426,315 shares of common stock, par value $0.01 per share, in the offering at $21.00 per share. The underwriters were granted a 30-day option to purchase 1,713,947 additional shares of common stock from the selling stockholders at the offering price less the underwriting discount. Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated acted as representatives of the underwriters. The shares began trading on the New York Stock Exchange on April 9, 2010, under the trading symbol “MUSA.” The offering closed on April 14, 2010. As a result of the offering, we received net proceeds of approximately $219.2 million, after deducting underwriting discounts and commissions of approximately $14.7 million and additional offering-related expenses of approximately $6.1 million. We will not receive any proceeds from the sale of common stock by the selling stockholders pursuant to the underwriters’ exercise of their option to purchase additional shares.

We intend to use the net proceeds of the offering to finance the redemption of the 2007 Notes. On April 14, 2010, we called for redemption of all of the outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 million as of the date thereof. The redemption price of the 2007 Notes is 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to but not including May 14, 2010 (the “Redemption Date”). The 2007 Notes will be redeemed on the Redemption Date. None of the 2007 Notes will remain outstanding after the Redemption Date. We anticipate that the aggregate cash payment for the redemption, including accrued and unpaid interest, will be approximately $170.9 million. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital, the expansion of our production capabilities, research and development, purchases of capital equipment and potential acquisitions of businesses. Notwithstanding the uses described above, we will retain broad discretion in the allocation of any remaining net proceeds after the redemption of the 2007 Notes. There has been no material change in the planned use of proceeds from the initial public offering from that described in the Prospectus for the initial public offering filed with the SEC pursuant to Rule 424(b).

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated May 11, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated May 11, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated May 11, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated May 11, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA HOLDINGS CORP.

Date: May 11, 2010	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer