Form 10-Q/A
period 2010-03-31
Metals USA Holdings Corp.
filed 2010-06-15
CIK 1362491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Number of shares of common stock outstanding at April 30, 2010 of Metals USA Holdings Corp.: 37,024,842.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as originally filed with the Securities and Exchange Commission on May 11, 2010, is being filed solely to correct the number of shares of our common stock outstanding on April 30, 2010, as stated on the “Front Cover Page.” The correction includes shares offered in our Initial Public Offering, which had been mistakenly excluded from the total number of shares outstanding stated in the original filing. We are not amending any other part of the original Form 10-Q filed on May 11, 2010.

ITEM 6. EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA HOLDINGS CORP.

Date: June 15, 2010	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer