Form 10-K
period 2010-12-31
METALS USA HOLDINGS CORP.
filed 2011-03-16
CIK 1362491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number 001-34685

METALS USA HOLDINGS CORP.

(Exact name of Registrant as Specified in its Charter)

Delaware	20-3779274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 E. Commercial Blvd., Suite 905 Fort Lauderdale, Florida	33308
(Address of Principal Executive Offices)	(Zip Code)

Registrants’ telephone number, including area code: (954) 202-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 11, 2011, 37,024,842 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2010 are incorporated herein by reference in Part III of this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including Item 1. “Business,” Item 1.A “Risk Factors,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	our projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds for 2011;

•	our expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions; and

•	our ability to compete effectively for market share with industry participants.

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

PART I

Item 1. Business

Overview

Metals USA Holdings Corp. is a corporation formed under the laws of the state of Delaware (“Metals USA Holdings”). Metals USA Holdings and its wholly owned subsidiaries, Flag Intermediate Holdings Corporation (“Flag Intermediate”) and Metals USA, Inc. (“Metals USA”) are referred to collectively herein as the “Company.”

As one of the largest metal service center businesses in the United States, we believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum, red metals, manufactured metal components and inventory management services. We believe that we serve an important function as an intermediary between primary metal producers that generally sell large volumes in limited sizes and configurations and end-users that generally require more services and smaller quantities of customized products. Operating 39 facilities comprising approximately 5.1 million square feet of industrial space, our metal service center business sold more than 1,059 thousand tons of metal products in 2010. We sell our products and services to a diverse customer base and broad range of end-user markets, including the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries, among several others, throughout the United States. We strive to earn a margin over the cost of metal. Management’s strategy, manifested through organic growth initiatives and our acquisitions of metal service center businesses, focuses on maximizing the margin we earn over the cost of metal by offering additional value-added processing services and diversifying our product mix. We believe our growth and acquisition strategy, in combination with management’s demonstrated ability to manage metal purchasing and inventories to consistently meet our customers’ high expectations for service and reliability, serves as a foundation for future revenue growth and stable operating profit per ton through the economic cycle.

We operate in three reportable business segments: Plates and Shapes Group, Flat Rolled and Non-Ferrous Group, and Building Products Group. Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups perform customized, value-added processing services to unimproved steel and other metals required to meet specifications provided by our customers in addition to offering inventory management and just-in-time delivery services, among others. These services enable our customers to reduce material costs, decrease capital required for raw materials inventory and processing equipment, and save time, labor, warehouse space and other expenses. The customers of our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are in the electrical and appliance manufacturing, fabrication, furniture, commercial construction, machinery and equipment, land and marine transportation, energy and aerospace industries. Our Building Products Group manufactures finished building products for distributors and contractors engaged in the residential remodeling industry.

On April 14, 2010, Metals USA Holdings completed its initial public offering of 11,426,315 shares of its common stock at $21.00 per share (the “IPO”), as described in the Company’s Registration Statement on Form S-1, as amended (File No. 333-150999). As a result of the IPO, the percentage of the Company’s outstanding capital stock held by non-affiliates as of December 31, 2010, is approximately 31%. Investment funds associated with Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo” or “Apollo V”) own approximately 64% of the capital stock of Metals USA Holdings, with the remainder held by members of our management.

On May 18, 2005, Metals USA Holdings and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA. On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Flag Intermediate and Flag Acquisition conducted no operations during the period from May 9, 2005 (date of inception) to November 30, 2005. As a result of the Merger, all of Metals USA’s issued and outstanding common stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Metals USA Holdings was formed by Apollo.

Metals USA was incorporated in Delaware on July 3, 1996, and began operations upon completion of an initial public offering on July 11, 1997. On November 14, 2001, our predecessor company filed for voluntary protection from its creditors under Chapter 11 of the United States Bankruptcy laws. We emerged from bankruptcy as a public company on October 31, 2002.

Metals USA Holdings and its wholly owned subsidiaries, Flag Intermediate and Metals USA, are also referred to collectively herein as the “Successor Company” and Metals USA prior to the Merger is referred to as the “Predecessor Company.”

Growth Through Acquisitions

The Company has grown primarily through the strategic acquisition of metal service center businesses that complement its overall product and service base. The following acquisitions occurred over the last five years.

In May 2006, we bought Port City Metal Services (“Port City”) in Tulsa, Oklahoma. Port City increased our plate processing capabilities to customers serving the oil field, construction equipment and refining industries.

In June 2007, we acquired Lynch Metals, Inc. (“Lynch Metals”) with locations in Union, New Jersey and Anaheim, California. Lynch Metals provides value-added, specialized aluminum products to customers who are predominantly manufacturers of air/heat transfer products specifically focused on aerospace equipment, industrial and automotive applications.

In February 2009, we acquired VR Laser Services USA, Inc., which we subsequently renamed Philadelphia Plate (“Philadelphia Plate”), which further expanded our existing processing capabilities in the northeast region of the United States focused primarily on the marine and defense industries.

In June 2010, we acquired J. Rubin & Co. (“J. Rubin”), a metal service center business that operates in Illinois, Wisconsin and Minnesota with a broad mix of products and processing services that are provided to a diverse range of customer end markets.

In December 2010, we completed the acquisition of Ohio River Metal Services (“ORMS”), located in Jeffersonville, Indiana. ORMS operates a flat rolled metal service center that provides metal products and processing services to customers throughout the Ohio Valley.

On March 11, 2011, we completed the acquisition of The Richardson Trident Company (“Trident”). Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts with sales revenues for the twelve months ending December 31, 2010, of approximately $148.0 million. The Company operates under The Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, Austin, El Paso, Harlingen and Odessa, Texas; Tulsa, Oklahoma; Olathe, Kansas; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia.

Trident provides a broad range of metals and processing services with a product mix that emphasizes aluminum, stainless steel and nickel. The majority of Trident’s customer base operates in the oil and gas services sector. Processing services include precision sawing, boring, honing, slitting, sheeting, shearing and tuning. Trident also offers supply chain solutions such as just-in-time delivery and value-added components required by original equipment manufacturers (“OEMs”). As a result of the acquisition, we expect to expand our position as a leading integrated metals processor and distributor in additional markets, as well as enhance our non-ferrous and value-added processing product and service offerings.

Products and Services, Markets and Industry Information

The Company’s businesses are managed on a decentralized basis operating in business segments based on product groups. We believe this product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies and focused capital investment. Operational activities and policies are managed by corporate officers and key product group executives who, on average, have over 28 years of experience and are supported by finance, purchasing and sales and marketing staff. For additional industry segment information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment,” and Note 13 to our consolidated financial statements for the year ended December 31, 2010 included elsewhere in this report.

Metal Processing/Metal Service Center Businesses: Plates and Shapes and Flat Rolled and Non-Ferrous Groups

Industry Overview. Companies operating in the metals industry can generally be characterized as primary metal producers, metal processors/metal service centers or end-users. Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are metals processors/metal service centers. As such, we purchase carbon steel, stainless steel, aluminum, brass, copper and other metals from producing mills and then sell our metal processing services and the metal to our customers, who are generally end-users. We believe that both primary metals producers and end-users increasingly seek to have their metals processing and inventory management requirements met by value-added oriented metals processors/metal service centers like us.

Metal service centers function as key intermediaries between the primary metals producers that produce and sell larger volumes of metals in a limited number of sizes and configurations and end-users, such as fabricators, contractors and OEMs that require smaller quantities of more customized products delivered on a just-in-time basis. End-users incorporate processed metals into finished products, in some cases with little further modification.

In our Plates and Shapes and Flat Rolled and Non-Ferrous Groups, we engage in pre-production processing of carbon steel, stainless steel, red metals and aluminum. We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment. The Plates and Shapes and Flat Rolled and Non-Ferrous Groups contributed approximately 94% of our 2010 net sales.

Metal service centers and processors purchase approximately 35% of all the metals used in the U.S. and Canada and play an important intermediary role between the production mills and the end-users. Over the last several years primary metal producers have consolidated and focused on optimizing the throughput and operating efficiencies of their production facilities. We believe this consolidation among primary steel and aluminum producers over the last several years has expanded the demand for metal distribution and service centers, and in particular those service centers capable of providing additional value-added metal processing and inventory management services. Over 300,000 end-users nationwide rely on metal service centers for their primary supply of metal products and services. End-users generally buy metal products and services from metal service centers on a margin over the cost of the metal. When customers require additional processing or inventory management services, value-added metal service centers such as ours earn an additional premium margin over the cost of metal.

By outsourcing their customized metal processing and inventory management needs, end-users have the potential to realize significant economic benefits by shifting the responsibility for pre-production processing to metal service centers and leveraging service centers’ just-in-time delivery and other inventory management services. These supply-chain services, which are not normally provided by primary metals producers, enable end-users to reduce input, labor and other production costs, shorten lead times, and decrease required investments in working capital, manufacturing and warehouse facilities.

We believe that long-term growth opportunities for metal service centers will continue to expand as both primary metal producers and end-users increasingly seek to have their metal processing and inventory management requirements met by value-added metal service centers. Although the service center industry remains fragmented with approximately 1,200 companies competing in North America, we believe larger service center businesses with greater scale and financial flexibility, like ours, enjoy significant advantages over smaller companies such as the ability to obtain higher discounts associated with volume purchases, the breadth of products and value-added services to meet the diverse needs of key end-use markets, and the more sophisticated logistics capabilities necessary to serve national accounts.

Plates and Shapes Group. The Plates and Shapes Group processes and sells steel plates and structural beams, bars, angles and tubes. We believe we are one of the largest distributors of steel plates and structural beams in the United States. In 2010, we sold approximately 509 thousand tons of products through 20 metal service centers located primarily in the southern and eastern regions of the United States. Our metal service centers are generally equipped to provide additional value-added processing, and a substantial portion of our volume is processed prior to being delivered to the end-user. These processing services include burning, blasting and painting (the process of cleaning steel plate by shot-blasting, then immediately applying a paint or primer), tee-splitting (the cutting of metal beams along the length to form separate pieces), cambering (the bending of structural shapes to improve load-bearing capabilities), leveling (the flattening of metals to uniform tolerances for proper machining), cutting, sawing, punching, drilling, beveling, surface grinding, braking (bending), shearing and cutting-to-length (the cutting of metals into pieces and along the width of a coil to create sheets or plates). We sell our products to a diversified customer base, including a large number of small customers who purchase products in small order sizes. We believe our disciplined management and hands-on service, backed by our national network of metal service centers, enables us to effectively meet our customers’ varied product and inventory management needs.

We generally earn additional margin from our customers by providing services such as product marking, item sequencing, just-in-time delivery and kitting. The customers who require these products and services are primarily in the fabrication, public and private non-residential construction, machinery and equipment, land and marine transportation, and energy industries. Because our metal service centers are generally located in close proximity to our metal suppliers and our customers, we are able to meet our customers’ product and service needs reliably and consistently. Over the last five years, we added two businesses to our Plates and Shapes portfolio through acquisitions. In May 2006, we completed the acquisition of Port City, which bolstered our presence in the construction and oil-field services sectors. In February 2009, we acquired Philadelphia Plate, which has expanded our presence in the northeast region of the United States and augmented our presence in the marine and defense sectors.

Flat Rolled and Non-Ferrous Group. The Flat Rolled and Non-Ferrous Group processes and sells flat rolled carbon and stainless steel, aluminum, brass and copper in a number of alloy grades and sizes through 19 metal service centers located primarily in the mid-western and southern regions of the United States. We sold approximately 558 thousand tons of these products in 2010, with our revenues split approximately 62% and 38% between ferrous products and non-ferrous products, respectively. Substantially all of the products from this group that are sold undergo value-added processing prior to shipment to our customers. These processing services include precision blanking (the process in which metal is cut into precise two-dimensional shapes), slitting (the cutting of coiled metals to specified widths along the length of the coil), shearing and cutting-to-length, punching and leveling.

We sell our products and services to customers in the electrical and appliance manufacturing, fabrication, furniture, machinery and equipment, transportation and aerospace industries. Many of our large customers purchase through pricing arrangements or contractual agreements that specify the margin over the cost of metal and we generally earn additional margin from these customers by providing services such as product marking and labeling, just-in-time delivery and kitting. We are able to provide these services reliably because our metal service centers are generally located in close proximity to our metal suppliers and our customers. Over the last five years, we added three businesses to our Flat Rolled and Non-Ferrous portfolio through acquisitions. In July 2007, we acquired Lynch Metals, a metal service center business that provides specialized aluminum products primarily to the aerospace, industrial and automotive industries. In June 2010, we acquired J. Rubin, expanding the scope of our product lines, services and geographic footprint in the upper Midwest, in addition to allowing us to enhance our cross-selling opportunities in existing markets. In December 2010, we acquired ORMS, a metal service center with distinctive processing and service capabilities and a strategic location in an existing Midwest market.

Product Mix. We provide a wide variety of metal products in different shapes and sizes to our customers. We actively manage our inventory levels and product mix in order to optimize the cost tradeoff between holding inventory and incurring a shortage situation. We strive to closely monitor our customer demand forecasts and coordinate our inventory levels and product mix with our customers’ production planning and scheduling. We also analyze macroeconomic data, end-use market data and historical usage to forecast the cyclical effect of inventory building and reduction in the industries we serve, adjusting our inventory levels and product mix accordingly. Our product mix also changes as a result of acquisitions. We believe the proactive management of our inventory levels and product mix, along with our expanding geographic footprint and diverse customer segments position us to maintain long-term profitability throughout the various stages of economic cycles. We believe that our focus on product mix enhancement helps us to mitigate the effects of uneven demand associated with specific regions and end-user industries.

Net sales by product line as a percent of total sales for our metal service center businesses for the three years ended December 31, 2010 were as follows:

	Twelve Months Ended December 31,
	2010	2009	2008
Carbon Flat Rolled Products	35.1%	31.5%	28.5%
Mini Mill Products	11.2%	10.9%	10.7%
Non-Ferrous Products	21.9%	20.0%	18.4%
Plate Products	18.1%	19.6%	21.9%
Structural Products	13.7%	18.0%	20.5%

	100.0%	100.0%	100.0%

Value-Added Processing Services. Primary producers typically find it more cost effective to focus on large volume production and sale of metals in standard sizes and configurations to large volume purchasers. We process the metals to the precise length, width, shape and surface quality specified by our customers. Our value-added processes include:

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

We have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer-approved quality standards, inspection criteria and metals source traceability. Twenty of our 39 metal service center facilities have International Standards for Organization, or “ISO” certification.

Building Products Group

The Building Products Group manufactures and sells roofing and patio products. We generally sell these products through a network of independent distributors and home improvement contractors. Our roofing products business manufactures and sells a high performance roofing product consisting of a pressed and stone-coated steel panel that mimics the appearance of traditional shake and tile roofing. Our roofing product is well suited for all areas subject to threats of high winds, fires and hail storms. In May 2006, we acquired Duraloc Roofing Systems, Ltd., a Canadian-based company which we have re-branded as Allmet Roofing Products. This acquisition provided us with manufacturing capabilities on both the east and west coasts of North America. Our patio products business manufactures and sells building components used primarily for the erection of residential shade structures such as patio covers and enclosures. With facilities located throughout the southern and western regions of the United States, we believe we are one of only a few suppliers of patio products with national scale.

The downturn in the United States housing sector has pushed home improvement remodeling spending below its long-term trend. We believe a recovering economy should stabilize house prices and consumer confidence levels, encouraging homeowners to reinvest in their homes and undertake deferred repairs, replacements and improvements. Low financing costs and a wave of previously foreclosed homes coming back on the market and in need of renovation could also contribute to growth. We believe these factors, coupled with an aging American housing stock, are generating significant pent-up demand for remodeling that should manifest itself when the housing sector rebounds (however, there can be no guarantee that demand for remodeling will increase or the timing of any such rebound).

Strategy

Our mission is to increase our position as one of the nation’s leading integrated metals processors and distributors, recognized for best in class customer service, optimal inventory management to meet customer demands and to ensure strategic use of our capital resources, continuing to strengthen the relationships we have with our suppliers, while constantly renewing our focus on safety, growth and profitability. Execution of the following strategies is critical to our success:

•

Expand Value-Added Services. We intend to continue to invest in capital projects that provide attractive returns and to continue to expand the value-added services we offer at each of our service center locations, a strategy we believe will both enhance our relationships with existing customers and help forge new customer relationships, both of which we believe will result in increased market share for us.

•

Increase Sales of Higher Margin Products and Services. The sale of higher margin products and services, which tend to have higher growth prospects and more stable demand, will continue to be one of our core strategies. We intend to continue executing on this strategy by increasing our core carbon offerings, non-ferrous volumes, and our sales of processed products.

•

Execute Strategic Acquisitions to Improve Our Business. We intend to continue to pursue acquisitions and we will generally target one to two “bolt-on” acquisitions per year that will enhance our metal service center strategy. We believe that we are well positioned to take advantage of acquisition opportunities in the fragmented service center industry because of our flexible capital structure.

•

Maintain and Strengthen Our Strong Relationships with Suppliers and Customers. As one of the largest metal service center businesses in the United States, we intend to use our relationships to leverage the opportunities presented by the consolidation of steel producers and the changing needs of our customers.

•

Continue Strong Focus on Inventory Management. We will continue managing our inventory to maximize our returns, profitability and cash flow while maintaining sufficient inventory to respond to our customers’ demands. Constant evaluation of our inventory management framework will allow us to continue supplying our customers reliably, even during periods of tight metal supply. We expect our inventory management framework will continue generating strong earnings during periods of rising metal prices and strong cash flow during periods of declining metal prices.

•

Maintain High Free Cash Flow Generation and Conversion. We believe that we are a reliable supplier, especially of higher margin products and services, to our customers even in periods of tight supply. We believe that our reliability allows us to generate higher margins and more stable operating income through the business cycle. Moreover, we believe our inventory management framework, bolstered by our relationships with our metals suppliers, will stabilize earnings during periods of weakness. Our core business also requires minimal maintenance capital investment. We believe these strengths taken together underscore our ability to generate high levels of free cash flow, which will enable us to reinvest in our business, consummate future acquisitions, reduce debt, and achieve other corporate and financial objectives.

•

Maintain Our Focus on Safety Throughout Our Operating Facilities. We remain committed to the belief that nothing is more important than the safety of our people and will continue our disciplined focus on constantly improving the safety performance of our operations.

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

We obtain the overwhelming majority of our metals from domestic suppliers, which include Nucor Corp., AK Steel, Arcelor-Mittal, North American Stainless, Steel Dynamics, and Gerdau Ameristeel. Although we have historically purchased approximately 10% to 15% of our raw material supplies from foreign producers, domestic suppliers have always been, and we believe will continue to be, our principal source of raw material.

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

Steel producers have been undergoing rapid consolidation over the past several years. U.S. Steel, Nucor Corp. and Arcelor Mittal have acquired several of their domestic competitors, and international integrated producers have merged and consolidated operations. The result of this trend will be fewer integrated producers from which we can purchase our raw materials. We believe that global consolidation of the metals industry is beneficial to the metals industry as a whole by enhancing efficiency.

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

Our sales and marketing focus is on the identification of end-users that could achieve significant cost savings through the use of our inventory management, value-added processing, just-in-time delivery and other services. We use a variety of methods to identify potential customers, including the use of databases, direct mail and participation in manufacturers’ trade shows. Customer referrals and the knowledge of our sales force about regional end-users also result in the identification of potential customers. Once a potential customer is identified, our outside salespeople assume responsibility for visiting the appropriate contact, typically the purchasing manager or manager of operations.

Nearly all sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 4% of our net sales in each of the last three years. Our ten largest customers represented less than 15% of our net sales in 2010. For the year ended December 31, 2010, the average transaction size for our metal service centers was approximately $3,130. We have sought to enhance our position in stable growth industries that demand additional value-added services and reduce our exposure to more cyclical sectors. Through our organic growth and acquisitions, we have capitalized on opportunities to augment our existing product and service portfolio with high value-added products such as aluminum brazing sheet, armor plate, marine grade aluminum plate, and pressure vessel plate to service the aerospace, marine, defense, and oil and gas industries. Our broad portfolio of high-quality metal products and customized value-added services allows us to offer one-stop shopping to our customers. We believe the breadth of our portfolio provides a significant competitive advantage over smaller metal service centers, which generally stock fewer products and offer fewer services than we do.

Competition

The metals distribution industry is highly fragmented and competitive. The North American metal service center industry generated approximately $107.5 billion in 2009 revenues from approximately 1,200 different companies that operate approximately 3,300 intermediate steel processors and metals service center facilities. Service centers compete with each other on price, service, quality and availability of products. Based on 2009 revenues, Metals USA is ranked number twelve among service centers in North America.

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

We believe that we are in substantial compliance with all applicable environmental and workplace health and safety laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet such requirements. However, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed on the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) National Priority List. CERCLA establishes joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials. The costs of clean-ups to date have not been material. We are not currently subject to any claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we cannot rule out the possibility that we could be notified of such claims in the future. It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.

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

Employees

As of December 31, 2010, we employed approximately 1,800 persons. As of December 31, 2010, approximately 168, or approximately 9% of our employees, at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; and the International Brotherhood of Teamsters. Our relationship with these unions generally has been satisfactory. Within the last five years, we have not experienced any work stoppages at any of our facilities. We are currently a party to six collective-bargaining agreements. One expires in 2011 and five expire in 2013. Presently, we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we expect to succeed in negotiating new collective bargaining agreements with respect to the agreement that expires in 2011.

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

Risk Management and Insurance

The primary risks in our operations are bodily injury, property damage and vehicle liability. We maintain general and vehicle liability insurance, liability insurance for bodily injury and property damage and workers’ compensation coverage, which we consider sufficient to protect us against a catastrophic loss due to claims associated with these risks.

Safety

Our goal is to provide an accident-free workplace. We are committed to continuing and improving upon each facility’s focus and emphasis on safety in the workplace. Our safety program includes regular weekly or monthly field safety meetings and training sessions to teach proper safety procedures. A comprehensive “best practices” safety program which has been implemented throughout our operations ensures that all employees comply with our safety standards, as well as those established by our insurance carriers, and federal, state and local laws and regulations. This program is led by the corporate office, with the assistance of each of our product group presidents, executive officers and industry consultants with expertise in workplace safety. We have experienced improvements in our safety record in four of the last five years. Furthermore, the Compensation Committee of our Board of Directors considers workplace safety as an important factor in determining the annual bonus amounts awarded to our executive officers.

Financial Information About Segments

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 13 to our consolidated financial statements for the year ended December 31, 2010.

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

Our business, financial condition, results of operations and cash flows are heavily affected by changing metal prices. We believe metal prices are currently increasing from a low point in the cycle toward a new high point in the cycle (which may not continue).

Metals costs typically represent approximately 75% of our net sales. Metals costs can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us and may, therefore, adversely affect our net sales, operating margin and net income. Our metal service centers maintain substantial inventories of metal to accommodate the short lead-times and just-in-time delivery requirements of our customers. Accordingly, using information derived from customers, market conditions, historic usage and industry research, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers. Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders. We have no substantial long-term, fixed-price purchase contracts. When raw material prices rise, we may not be able to pass the price increase on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we reduce existing inventory quantities, lower margins. There have been historical periods of rapid and significant movements in the prices of metal both upward and downward. These changes can make it difficult for us to accurately forecast our results, which could cause us to have higher or lower levels of inventory than required or make expenditures that may not generate expected returns. Any limitation on our ability to pass through any price increases to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Metal prices generally change in response to changes in supply, demand or raw material input costs. During the first half of 2009, demand declined in reaction to a slowing economy and metal prices dropped in response. Beginning in the late second quarter of 2009 and continuing through the end of 2010, raw material input costs have generally been increasing and, as a result, metal prices have been increasing. There are no indications regarding how long this aspect of the cycle will continue.

Changes in metal prices (which we believe are currently increasing but which may not continue) also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts. As a result, when metal prices are rising, we tend to draw more on our $500 million amended and restated senior secured asset-based credit facility due 2015 (the “ABL facility”) to cover the cash flow cycle from our raw material purchases to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities. Our liquidity is thus adversely affected by rising metal prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating and Investing Activities.”

Our operating results and liquidity could be negatively affected during economic downturns because the demand for our products is cyclical. We believe demand for our product is currently in the lower end of the cycle, although conditions have steadily improved throughout the latter half of 2009 through year-end 2010 but which may not continue.

Many of our products are used in businesses that are, to varying degrees, cyclical and have historically experienced periodic downturns due to economic conditions, energy prices, consumer demand and other factors beyond our control. These economic and industry downturns have been characterized by diminished product demand, excess capacity and, in some cases, lower average selling prices for our products. The recent economic downturn and uncertainty about current global economic conditions pose risks as businesses in one or more of the markets that we serve, or consumers in one or more of the end-use markets that our customers serve, may postpone purchases in response to tighter credit, negative financial news and/or declines in asset values, which could have a material adverse effect on the demand for our products and services and on our financial condition, results of operations or cash flows. Additionally, as an increasing amount of our customers relocate their manufacturing facilities outside of the United States, we may not be able to maintain our level of sales to those customers.

More recently, the decline in steel prices resulting from weakened demand and an oversupply of steel throughout the supply chain during the latter half of 2008 and first half of 2009 contributed to a significant decline in steel product shipments from metals service centers in the U.S in year-over-year comparisons. Reduced demand in a number of our markets combined with the foreign relocation of some of our customers could have an adverse effect on our business, financial condition, results of operations or cash flows.

Our customers sell their products abroad, and some of our suppliers buy feedstock abroad. As a result, our business is affected by general economic conditions and other factors outside the United States, primarily in Europe and Asia. Our suppliers’ access to metal, and therefore our access to metal, is additionally affected by such conditions and factors. Similarly, the demand for our customers’ products, and therefore our products, is affected by such conditions and factors. These conditions and factors include enhanced imbalances in the world’s iron ore, coal and steel industries, a downturn in world economies, increases in interest rates, unfavorable currency fluctuations or a slowdown in the key industries served by our customers. In addition, demand for the products of our Building Products Group has been adversely affected by the downturn in the U.S. housing market, since the results of that group depend on a strong residential remodeling industry, which in turn has been historically driven by an expansion in the broader housing market and relatively high consumer confidence.

We rely on metal suppliers in our business and purchase a significant amount of metal from a limited number of suppliers and termination of one or more of our relationships with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We use a variety of metals in our business. Our operations depend upon obtaining adequate supplies of metal on a timely basis. We purchase most of our metal from a limited number of metal suppliers. As of December 31, 2010, our top three metals suppliers represent a significant portion of our total metal purchasing cost. Termination of our relationship with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations or cash flows if we were unable to obtain metal from other sources in a timely manner.

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

We are engaged in a highly fragmented and competitive industry. We compete with a large number of other value-added oriented metals processor/metal service centers on a regional and local basis, some of which may have greater financial resources than we have. The North American metal service center industry generated approximately $107.5 billion in 2009 revenues from approximately 1,200 different companies that operate approximately 3,300 intermediate steel processors and metals service center facilities. Service centers compete with each other on price, service, quality and availability of products. Based on 2009 revenues, Metals USA is ranked number twelve among service centers in North America. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Because price, particularly in the ferrous flat rolled business, is a competitive factor, we may be required in the future to reduce sales volumes to maintain our level of profitability. Increased competition in any of our businesses could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our operations are subject to extensive regulations governing waste disposal, air and water emissions, the handling of hazardous substances, remediation, workplace exposure and other environmental matters. Some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed for clean up under CERCLA. See “Business—Government Regulation and Environmental Matters.” CERCLA established joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials. The costs of clean-ups to date have not been material. It is possible that we could be notified of such claims in the future. See “Business—Government Regulation and Environmental Matters.” It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial costs related to such claims, which could decrease our net cash flows and adversely affect our profitability.

Adverse developments in our relationship with our unionized employees could adversely affect our business.

As of December 31, 2010, approximately 168 of our employees (approximately 9%) at various sites were members of unions. We are currently a party to six collective-bargaining agreements. One expires in 2011 and five expire in 2013. Presently we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. However, no assurances can be given that we will succeed in negotiating new collective-bargaining agreements to replace the expiring ones without a strike. Any strikes in the future could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Business—Employees” for a discussion of our previous negotiations of collective-bargaining agreements.

We may not successfully implement our acquisition strategy, and acquisitions that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance.

We intend to continue to pursue our acquisition strategy, and we generally target one to two “bolt-on” acquisitions per year that will enhance our metal service center strategy. We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, they may be larger than our historical targets. The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could affect our growth or result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions. We regularly evaluate potential acquisitions and may complete one or more significant acquisitions in the future. To finance an acquisition, we may incur debt or issue equity, both of which could be materially greater amounts than in connection with prior acquisitions. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition strategy which could have an adverse effect on our business, financial condition, results of operations and cash flows, include:

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

Metals USA Holdings has no direct operations and derives all of its cash flow from its subsidiaries. Because Metals USA Holdings conducts its operations through its subsidiaries, Metals USA Holdings depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in the ABL facility, the indenture governing Metals USA’s 11 1/8 Senior Secured Notes Due 2015 (the “Metals USA Notes”) and other agreements governing current and future indebtedness of Metals USA Holdings’ subsidiaries, as well as the financial condition and operating requirements of Metals USA Holdings’ subsidiaries, currently limit and may, in the future, limit Metals USA Holdings’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Metals USA Holdings’ subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Metals USA Holdings to pay any dividends on our common stock.

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

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. The Metals USA Notes, the ABL facility and our other outstanding indebtedness are expected to account for significant cash interest expenses in fiscal 2011 and subsequent years. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing; however, this insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness.

Our use of leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2010, our total indebtedness was $346.5 million. We also had an additional $161.5 million available for borrowing under the ABL facility as of that date.

Our indebtedness could have important consequences for you, including:

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

The ABL facility and the indentures governing the Metals USA Notes contain various covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness or issue certain preferred shares;

•	pay dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make other restricted payments;

•	enter into or permit certain agreements or make certain investments or loans;

•	sell certain assets;

•	create or incur liens; and

•	enter into certain transactions with our affiliates.

The indenture governing the Metals USA Notes contains covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined adjusted EBITDA to fixed charges and consolidated total debt ratios (each, as defined by the applicable indenture). The covenants in the indenture require us to have an adjusted EBITDA to fixed charge ratio (measured on a trailing four-quarter basis) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indenture.

As of December 31, 2010, our fixed charge coverage ratio (“FCCR”), as defined by the loan and security agreement governing the ABL facility, was 2.44. As of December 31, 2010 we had $161.5 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. We do not have to maintain a minimum FCCR as long as our borrowing availability under the ABL facility is greater than or equal to the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability.

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

Upon the occurrence of an event of default under the ABL facility, the lenders could elect to declare all amounts outstanding under the ABL facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the ABL facility could proceed against the collateral granted to them to secure the ABL facility on a first-priority lien basis. If the lenders under the ABL facility accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not have sufficient assets to repay the Metals USA Notes upon acceleration.

For a more detailed description on the limitations on our ability to incur additional indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities.”

Despite our current indebtedness, we may still be able to incur significantly more indebtedness which could have a material adverse effect on our business, financial condition or results of operations.

The terms of the Metals USA Notes indenture and the ABL facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. As of December 31, 2010, we had approximately $161.5 million available for additional borrowing under the ABL facility, including the subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. In addition, the Metals USA Notes indenture does not limit the amount of indebtedness that may be incurred by Flag Intermediate or Metals USA Holdings. Additional leverage could have a material adverse effect on our business, financial condition or results of operations and could increase the risks described in “—Our use of leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness,” “—Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows” and “—Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.”

Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2010, we had approximately $119.4 million of floating rate debt under the ABL facility and our Industrial Revenue Bonds (“IRBs”). We also had an additional $161.5 million available for borrowing under the ABL facility as of December 31, 2010. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our fiscal 2010 interest expense under the ABL facility and the IRBs by approximately $1.2 million. We use derivative financial instruments to manage a portion of the potential impact of our interest rate risk. As of December 31, 2010, we had $106.0 million of outstanding advances on the ABL facility and $7.7 million of IRBs, which represented approximately 33% of our total indebtedness, that were hedged under interest rate swap agreements. To some extent, derivative financial instruments can protect against increases in interest rates, but they do not provide complete protection over the longer term. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are controlled by Apollo and its affiliates, and their interests as equity holders may conflict with yours.

We are an affiliate of, and are controlled by, Apollo and its affiliates. The interests of Apollo and its affiliates may not always be aligned with yours. For example, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the non-affiliated holders of our common stock or holders of our debt if the transactions resulted in our being more highly leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or if we are unable to pay our debts as they mature, the interests of Apollo might conflict with those of the non-affiliated holders of our common stock or the holders of our debt. In that situation, for example, the non-affiliated holders of our common stock or the holders of our debt might want us to raise additional equity to reduce our leverage and pay our debts, while Apollo might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Furthermore, Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing. Additionally, Apollo and certain of its affiliates are in the business of making investments in businesses engaged in the metals service industry that complement or directly or indirectly compete with certain portions of our business.

Further, if they pursue such acquisitions in the metals service industry, those acquisition opportunities may not be available to us. So long as Apollo and its affiliates continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our business decisions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Properties

As of December 31, 2010, we operated 20 metal service centers in the Plates and Shapes Group and 19 facilities in the Flat Rolled and Non-Ferrous Group. These facilities use various metals processing and materials handling machinery and equipment. As of the same date, our Building Products Group operated four manufacturing plants where we process metals into various building products and 17 sales centers.

Many of our facilities are capable of being used at higher capacities, if necessary. We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years. Our metal service center facilities, Building Products sales centers and manufacturing plants, and administrative offices are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2010

	Location	Square Footage	Owned/ Leased
Plates and Shapes Group:
Northeast Plates and Shapes	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Newark, New Jersey	81,000	Owned
	Langhorne, Pennsylvania	235,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	Philadelphia, Pennsylvania	109,000	Leased
	York, Pennsylvania	109,000	Owned
South Central Plates and Shapes	Enid, Oklahoma	112,000	Owned
	Tulsa, Oklahoma	533,000	Leased
	Muskogee, Oklahoma(1)	229,000	Owned
	Cedar Hill, Texas	150,000	Owned
Mid-Atlantic Plates and Shapes	Oakwood, Georgia	206,000	Owned
	Greensboro, North Carolina	180,000	Owned
Ohio Valley Plates and Shapes	Canton, Ohio	110,000	Owned
	Ambridge, Pennsylvania	200,000	Leased
Southeast Plates and Shapes	Mobile, Alabama	246,000	Owned
	Jacksonville, Florida	60,000	Owned
	Waggaman, Louisiana	371,000	Owned
	Columbus, Mississippi	45,000	Owned
Southwest Plates and Shapes	Hayward, California	64,000	Leased

	Location	Square Footage	Owned/ Leased
Flat Rolled and Non-Ferrous Group:
	Anaheim, California	45,000	Leased
	Madison, Illinois	100,000	Owned
	Northbrook, Illinois	187,000	Owned
	Jeffersonville, Indiana	90,000	Owned
	Jeffersonville, Indiana (1) (2)	270,000	Owned
	Jeffersonville, Indiana (2)	40,000	Leased
	Wichita, Kansas	43,000	Leased
	Walker, Michigan	50,000	Owned
	Liberty, Missouri	117,000	Leased
	Union, New Jersey	39,000	Leased
	Randleman, North Carolina	154,000	Owned
	Springfield, Ohio	105,000	Owned
	Wooster, Ohio	140,000	Owned
	Mesquite, Texas	55,000	Leased
	Germantown, Wisconsin	102,000	Owned
	Horicon, Wisconsin	120,000	Leased
	Horicon, Wisconsin	40,000	Leased
	Rockford, Illinois	72,000	Owned
	Rockford, Illinois	41,000	Owned
	Plymouth, Minnesota	19,000	Owned

Building Products Group:
Sales Centers	Birmingham, Alabama	12,000	Leased
	Phoenix, Arizona	111,000	Leased
	Hayward, California	24,000	Leased
	Ontario, California	12,000	Leased
	Leesburg, Florida	61,000	Leased
	Pensacola, Florida	48,000	Leased
	Kansas City, Missouri	16,000	Leased
	Las Vegas, Nevada	133,000	Leased
	Oklahoma City, Oklahoma	40,000	Leased
	Irmo, South Carolina	38,000	Leased
	Nashville, Tennessee	44,000	Leased
	Houston, Texas	155,000	Leased
	Longview, Texas	15,000	Leased
	Mesquite, Texas	55,000	Leased
	Weslaco, Texas	21,000	Leased
	Salt Lake City, Utah	23,000	Leased
	Kent, Washington	57,000	Leased
Manufacturing Plants	Brea, California	43,000	Leased
	Buena Park, California	168,000	Leased
	Groveland, Florida	247,000	Leased
	Courtland, Ontario	32,000	Owned

Administrative Locations:
Corporate Headquarters	Fort Lauderdale, Florida	6,700	Leased
Corporate Administration	Houston, Texas	3,000	Leased
i-Solutions	Ft. Washington, Pennsylvania	4,000	Leased

(1)	These facilities are subject to liens with respect to specific debt obligations, including IRBs.
(2)	These facilities comprise one operating location.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Use of Proceeds

On April 8, 2010, the Registration Statement on Form S-1 (333-150999) for our IPO was declared effective by the SEC. We sold a total of 11,426,315 shares of common stock, par value $0.01 per share, in the offering at $21.00 per share. The underwriters were granted a 30-day option to purchase 1,713,947 additional shares of common stock from the selling stockholder at the offering price less the underwriting discount. Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated acted as representatives of the underwriters. The shares began trading on the New York Stock Exchange on April 9, 2010, under the trading symbol “MUSA.” The offering closed on April 14, 2010. As a result of the offering, we received net proceeds of approximately $221.2 million, after deducting underwriting discounts and commissions of approximately $14.7 million and additional offering-related expenses of approximately $4.1 million. No shares were sold pursuant to the underwriters’ exercise of their option to purchase additional shares.

We used a portion of the net proceeds of the offering to finance the redemption of our Senior Floating Rate Toggle Note due 2012 (the “2007 Notes”). On April 14, 2010, we called for redemption of all of the outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 million as of the date thereof. The redemption price of the 2007 Notes was 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to but not including May 14, 2010 (the “Redemption Date”). All of the 2007 Notes were redeemed on the Redemption Date. The aggregate cash payment for the redemption, including accrued and unpaid interest, was approximately $170.9 million. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital, the expansion of our production capabilities, research and development, purchases of capital equipment and potential acquisitions of businesses. Notwithstanding the uses described above, we will retain broad discretion in the allocation of any remaining net proceeds after the redemption of the 2007 Notes. There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus for the initial public offering filed with the SEC pursuant to Rule 424(b).

Market for Common Equity

Our common stock, $0.01 par value, is traded on the New York Stock Exchange under the ticker symbol MUSA and was first traded on April 9, 2010. The following table sets forth the high and low reported closing sale prices of our common stock during each fiscal quarter since our initial public offering.

	2010
	High	Low
Second Quarter	$21.00	$14.02
Third Quarter	$15.51	$11.10
Fourth Quarter	$15.24	$11.68

We have not paid dividends on our common stock, and we do not currently anticipate paying any dividends on our common stock in the foreseeable future. Any future determination as to our dividend policy will be made at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. The terms of the indebtedness of Metals USA, our subsidiary, may also restrict it from paying cash dividends to us under some circumstances.

As of March 1, 2011, there were 28 record holders of our common stock.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2010, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,087,752	$11.71	2,757,195
Equity compensation plans not approved by security holders	—	—	—

Total	1,087,752	$11.71	2,757,195

Stock Performance Graph

The following graph compares the performance of the Company’s common stock to the performance of the Standard & Poor’s 500 Index (“S&P 500”), the Russell 3000 Index (“Russell 3000”), and the Company’s peer group that we selected. The graph assumes $100 invested on April 9, 2010 in the common stock of Metals USA Holdings and our peer group, and on March 31, 2010 for the S&P 500 and Russell 3000 (as data for the indexes is only available on a month-end basis). The graph also assumes reinvestment of dividends. The companies included in the industry peer group are: Reliance Steel & Aluminum Co., A.M. Castle & Co. and Olympic Steel Inc. The returns of each member of the peer group are weighted according to that member’s stock market capitalization as of the period measured. The stock price performance shown on the graph below is not necessarily indicative of future performance.

	4/9/10	4/10	5/10	6/10	7/10	8/10	9/10	10/10	11/10	12/10
Metals USA Holdings Corp.	100.00	93.54	79.69	77.86	64.53	61.04	67.60	62.24	70.99	79.38
S&P 500	100.00	101.58	93.47	88.57	94.78	90.50	98.58	102.33	102.34	109.18
Russell 3000	100.00	102.16	94.09	88.68	94.84	90.37	98.90	102.77	103.36	110.37
Peer Group	100.00	91.43	86.58	69.54	75.51	71.25	77.94	79.37	83.06	97.20

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data for the year ended December 31, 2008, and as of December 31, 2009 and for the year ended December 31, 2009, and as of December 31, 2010, and for the year then ended December 31, 2010, have been derived from our audited consolidated financial statements and related notes included in this Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2006, and as of December 31, 2006, and for the year ended December 31, 2007, and as of December 31, 2007, and as of December 31, 2008, presented in this table have been derived from the Company’s audited consolidated financial statements not included in this Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period, and should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

On March 19, 2010, the Company’s Board of Directors approved a 1.7431-for-1 split of the Company’s common stock. The split was effected as a stock dividend on April 5, 2010. The Statements of Operations Data as presented below give retroactive effect to the stock split. In addition, the Company’s Board of Directors approved an increase in the Company’s authorized shares of common stock from 30,000,000 to 140,000,000, pursuant to our amended and restated certificate of incorporation. The amended and restated certificate of incorporation also authorizes the issuance of 10,000,000 shares of preferred stock, $.01 par value per share. Our stockholders approved the amended and restated certificate of incorporation on March 19, 2010.

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(in millions, except per share amounts)
Statements of Operations Data:
Net Sales	$1,802.9	$1,845.3	$2,156.2	$1,098.7	$1,292.1
Cost of sales (exclusive of operating and delivery, and depreciation and amortization included in operating expenses below)	1,371.8	1,418.8	1,612.9	890.1	996.7
Operating expenses	312.1	313.1	336.9	230.7	235.2

Operating income (loss)	119.0	113.4	206.4	(22.1)	60.2
Interest expense	54.6	87.0	87.9	63.5	38.9
Loss (gain) on extinguishment of debt	—	8.4	—	(92.1)	3.5
Other (income) expense, net	(0.7)	(0.7)	(0.2)	0.2	—

Income (loss) before income taxes	65.1	18.7	118.7	6.3	17.8
Provision (benefit) for income taxes	25.8	4.8	46.1	2.8	6.3

Net income	$39.3	$13.9	$72.6	$3.5	$11.5

Income per share:
Income per share—basic	$1.60	$0.57	$2.96	$0.14	$0.34
Income per share—diluted	$1.60	$0.55	$2.87	$0.14	$0.34
Number of common shares used in the per share calculations:
Basic	24.5	24.5	24.5	24.6	33.8
Diluted	24.5	25.1	25.3	24.6	34.1

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(in millions)
Balance Sheet Data:
Working Capital	$713.6	$506.3	$699.0	$279.1	$380.2
Total assets	1,127.0	959.0	1,088.2	627.8	745.5
Long-term debt, less current portion	754.9	855.0	942.6	468.2	345.4
Stockholders’ equity (deficit)	147.6	(125.6)	(51.0)	(43.7)	191.1

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2010, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Industry Trends

Metals Service Centers

According to data from the Metal Service Center Institute, 34.5 million tons of steel sold by the metals service center industry in North America during 2009 was down approximately 35% from the 53.5 million tons sold in 2008, as the global financial crisis caused significant contraction in industrial production world-wide. The reduction in demand for metals was compounded by widespread inventory destocking throughout the supply chain as industry participants looked to preserve liquidity by managing down their investment in working capital. Beginning in the fourth quarter of 2008 and continuing through the first half of 2009, both prices and demand for metal products decreased significantly, reaching a low point late in the second quarter of 2009, after which both prices and demand began to stabilize.

Through the first half of 2010, spot prices for the key steel-making raw materials moved steadily higher as a result of the continuation of strong Chinese steel production and upticks in demand in the U.S. domestic market. At the same time, the global supply/demand balance remained sufficiently tight, driven primarily by the discipline of a consolidated set of producers and lower inventory risk assumed by the service center sector as a whole.

Amid continued signs of economic recovery, metals prices increased modestly during the first half of 2010. In the fourth quarter of 2010, the combination of lean inventory levels throughout the entire supply chain for both steel and scrap, along with the world’s largest iron ore producers running at record production rates and raising prices, provided upward momentum for steel prices. Service centers and end users purchased inventory to stay ahead of announced price increases and the expectation of a normal seasonal recovery, which extended mill lead times, prompting mills to push prices up more aggressively. Under the current scenario of favorable supply/demand trends in global markets, along with continued consolidation and discipline from producers, and tight raw material supply, current steel and metal prices could be sustainable for the near future. However, there can be no guarantees regarding the timing or extent of any future upward price trends or demand increases. Any number of political or general economic factors could cause prices to decline.

Building Products

The downturn in the housing and mortgage markets has caused significant contraction in the home improvement remodeling industry. Research indicates that remodeling activity is pro-cyclical with both new residential construction and the broader economy, but remodeling lags homebuilding by several quarters. The high cyclicality of remodeling activity appears to be driven by discretionary improvements, similar to the products sold by our building products business, which are quite volatile. Improvement spending is expected to be much more cyclical and more sensitive to upturns and downturns in the general economy, whereas maintenance and repair spending is expected to be fairly stable over time.

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

Consolidated Results of Operations

The following financial information reflects our historical financial statements.

	Fiscal Years Ended December 31,
	2010	%	2009	%	2008	%
	(in millions, except percentages)
Net sales	$1,292.1	100.0%	$1,098.7	100.0%	$2,156.2	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	996.7	77.1%	890.1	81.0%	1,612.9	74.8%
Operating and delivery	131.9	10.2%	126.7	11.5%	186.1	8.6%
Selling, general and administrative	81.9	6.3%	85.1	7.7%	126.8	5.9%
Depreciation and amortization	17.8	1.4%	18.9	1.7%	21.3	1.0%
Loss (gain) on sale of property and equipment	0.3	0.0%	—	—	(2.4)	-0.1%
Advisory agreement termination charge	3.3	0.3%	—	—	—	—
Impairment of assets	—	—	—	—	5.1	0.2%

Operating income (loss)	60.2	4.7%	(22.1)	-2.0%	206.4	9.6%
Interest expense	38.9	3.0%	63.5	5.8%	87.9	4.1%
Loss (gain) on debt extinguishment	3.5	0.3%	(92.1)	-8.4%	—	—
Other (income) expense, net	—	—	0.2	0.0%	(0.2)	0.0%

Income before income taxes	17.8	1.4%	6.3	0.6%	118.7	5.5%
Provision for income taxes	6.3	0.5%	2.8	0.3%	46.1	2.1%

Net income	$11.5	0.9%	$3.5	0.3%	$72.6	3.4%

Results of Operations—Year Ended December 31, 2010 Compared to 2009

Net sales. Net sales increased $193.4 million, or 17.6%, from $1,098.7 million for the year ended December 31, 2009 to $1,292.1 million for the year ended December 31, 2010. The increase was primarily attributable to a 16.0% increase in shipments, in addition to a 3.7% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Net sales decreased $10.2 million, or 10.9%, for our Building Products Group. Results for the year ended December 31, 2010, include the results from the J. Rubin acquisition from the date of the acquisition closing, which occurred on June 28, 2010. J. Rubin contributed $17.8 million of incremental sales for the year ended December 31, 2010. The increase in volumes for our metal service center businesses stemmed from better operating performance in an improving economy and stronger demand across most of our end-user markets, with the exception of weak non-residential construction and diminished levels of energy demand in the Gulf of Mexico. We believe that our focus on product mix enhancement during 2010 helped to mitigate the effects of uneven demand associated with specific regions and end-use industries.

Weak demand caused prices for many grades of steel to fall substantially during the first half of 2009, as steel producers in North America reduced prices and cut production to adjust to lower order levels. As a result, although our metal service center businesses have benefitted from a broader market recovery since mid-2009, the increase in net sales for 2010 versus 2009 was largely driven by volumes. Carbon steel prices have generally trended upward at a modest rate since late June 2009, although we experienced intermittent volatility in steel prices at various times during 2010, mainly during the third quarter. Prices increased in late 2010 in response to persistent higher raw material costs and typical seasonal demand strength leading into the next year. We believe current price levels are sustainable if producers maintain production commensurate with demand, however there can be no guarantee that such trends will continue.

Cost of sales. Cost of sales increased $106.6 million, or 12.0%, from $890.1 million for the year ended December 31, 2009, to $996.7 million for the year ended December 31, 2010. The increase was primarily attributable to a 16.0% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a 1.9% decrease in average cost per ton. The J. Rubin acquisition added $12.1 million of incremental cost of sales for the year ended December 31, 2010. Cost of sales for our Building Products Group decreased $7.0 million, or 10.7%. The increase in volumes that contributed to higher cost of sales during 2010 was attributable to higher steel demand as the economy recovered from the global economic recession. Cost of sales as a percentage of net sales decreased from 81.0% for 2009 to 77.1% for 2010.

Operating and delivery. Operating and delivery expenses increased $5.2 million, or 4.1%, from $126.7 million for the year ended December 31, 2009 to $131.9 million for the year ended December 31, 2010. The increase was a result of higher variable costs associated with increased shipments, most notably higher freight costs of approximately $2.9 million. The increase was partially offset by cost reduction initiatives implemented over the last eighteen months, including reductions in square footage under lease, reduction in headcount and employee benefit modifications. As a percentage of net sales, operating and delivery expenses decreased from 11.5% for the year ended December 31, 2009 to 10.2% for the year ended December 31, 2010.

Selling, general and administrative. Selling, general and administrative expenses decreased $3.2 million, or 3.8%, from $85.1 million for year ended December 31, 2009 to $81.9 million for the year ended December 31, 2010. Lower costs associated with salaries and employee benefits, which amounted to approximately $6.2 million, achieved through personnel reductions and other cost reduction initiatives were the primary contributors to the period-over-period decrease. The decrease also includes a decrease of $0.5 million of expense related to potentially uncollectible customer accounts. As a percentage of net sales, selling, general and administrative expenses decreased from 7.7% for the year ended December 31, 2009 to 6.3% for the year ended December 31, 2010.

Depreciation and amortization. Depreciation and amortization expense decreased $1.1 million, or 5.8%, from $18.9 million for the year ended December 31, 2009 to $17.8 million for the year ended December 31, 2010. Over the past two years, the Company has reduced capital expenditures to align our investments in new equipment with lower business activity levels, and also to use available cash for debt reduction. As we reduced capital spending, our depreciation costs have decreased over time. The decrease was also due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

Operating income (loss). Operating income (loss) increased $82.3 million, or 372.4%, from an operating loss of $22.1 million for the year ended December 31, 2009 to operating income of $60.2 million for the year ended December 31, 2010. The increase was primarily a result of the increase in sales discussed above, as well as the decreases in selling, general and administrative expenses, and depreciation and amortization, as discussed above. In addition, the J. Rubin acquisition also contributed $1.1 million of incremental operating income for the period.

The increase in operating income during 2010 was partially offset by a one-time, $3.3 million charge to operating expense for the termination of our advisory agreement with Apollo in connection with our IPO. As a percentage of net sales, operating income (loss) increased from (2.0%) for the year ended December 31, 2009 to 4.7% for the year ended December 31, 2010.

Interest expense. Interest expense decreased $24.6 million, or 38.7%, from $63.5 million for the year ended December 31, 2009 to $38.9 million for the year ended December 31, 2010. The decrease was primarily a function of reduced borrowings on our ABL facility, as well as debt extinguishments and a lower LIBOR base rate on our Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”) until their redemption in May 2010. The weighted average outstanding balance on our ABL facility decreased from $180.1 million for the year ended December 31, 2009 to $77.6 million for the year ended December 31, 2010.

Loss (gain) on debt extinguishment. During the year ended December 31, 2010, we redeemed all outstanding 2007 Notes using a portion of the proceeds from our IPO and recorded a $3.5 million loss on debt extinguishment in connection with the redemption. During the year ended December 31, 2009, we purchased $157.4 million principal amount of the 2007 Notes in the open market, resulting in a pretax gain of $78.5 million (net of unamortized deferred financing costs and original issue discount) on debt extinguishment. We also purchased $48.7 million principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 million (net of unamortized deferred financing costs) during the same period.

Income taxes. Income tax expense for the year ended December 31, 2010 was $6.3 million, resulting in an overall effective tax rate of 35.3%, compared to a tax provision of $2.8 million and overall effective tax rate of 44.1% for the year ended December 31, 2009. Our effective tax rate differs from the federal statutory rate due to state taxes, certain valuation allowances on state and Canadian deferred tax assets, as well as provisions for uncertain tax positions.

Net income. Net income increased from $3.5 million for the year ended December 31, 2009 to $11.5 million for the year ended December 31, 2010. The variance was primarily due to the improved operating performance of our metal service center businesses resulting from increases in end market demand and metal prices, ongoing and permanent cost reductions over the last year, and to improved returns from a stronger balance sheet resulting from debt reductions and aggressive working capital management.

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

Cost of sales. Cost of sales decreased $722.8 million, or 44.8%, from $1,612.9 million for the year ended December 31, 2008, to $890.1 million for the year ended December 31, 2009. The decrease was primarily attributable to a 36.1% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 15.1% decrease in the average cost per ton for our metals service center businesses. Cost of sales decreased $28.0 million for our Building Products Group. We recorded $53.4 million of write-downs during the year ended December 31, 2009, as compared to $6.8 million of write-downs during the year ended December 31, 2008, for inventory lower of cost or market adjustments in our metal service center businesses as a result of the price decreases and weak demand for steel products discussed above. Inventory tonnage on hand as of December 31, 2009 was 33.9% less than at December 31, 2008. Cost of sales as a percentage of net sales increased from 74.8% for the year ended December 31, 2008 to 81.0% for the year ended December 31, 2009. Steel prices increased modestly during the latter half of 2009.

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

Gain on debt extinguishment. During the year ended December 31, 2009, we purchased $157.4 principal amount of the 2007 Notes in the open market, resulting in a pretax gain of $78.5 (net of unamortized deferred financing costs and original issue discount) on debt extinguishment. During the year ended December 31, 2009, we also purchased $48.7 principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 (net of unamortized deferred financing costs) on debt extinguishment.

Income taxes. Income tax expense for the year ended December 31, 2009 was $2.8 million, resulting in an overall effective tax rate of 44.1%, compared to a tax provision of $46.1 million and overall effective tax rate of 38.8% for the year ended December 31, 2008. Our effective tax rate differs from the federal statutory rate due to state taxes, certain valuation allowances on state and Canadian deferred tax assets, as well as provisions for uncertain tax positions.

Net income. Net income decreased from $72.6 million for the year ended December 31, 2008 to $3.5 million for the year ended December 31, 2009. The variance was due to the decline in net sales and operating performance we experienced as a result of the rapid decline in demand and prices for metal products that began in the 2008 fourth quarter and continued throughout the first half of 2009.

Results of Operations by Segment

	Fiscal Years Ended December 31,
	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Spending	Tons Shipped (1)
	(in millions, except percentages)
2010:
Plates and Shapes	$538.0	41.6%	$499.6	40.6%	$38.4	63.8%	$2.3	509
Flat Rolled and Non-Ferrous	680.5	52.7%	635.2	51.6%	45.3	75.2%	0.7	558
Building Products	83.0	6.4%	83.6	6.8%	(0.6)	-1.0%	—	—
Corporate and other	(9.4)	-0.7%	13.5	1.1%	(22.9)	-38.0%	1.0	(8)

Total	$1,292.1	100.0%	$1,231.9	100.0%	$60.2	100.0%	$4.0	1,059

2009:
Plates and Shapes	$523.0	47.6%	$537.8	48.0%	$(14.8)	67.0%	$3.3	485
Flat Rolled and Non-Ferrous	490.7	44.7%	474.2	42.3%	16.5	-74.7%	0.5	435
Building Products	93.2	8.5%	97.1	8.7%	(3.9)	17.6%	—	—
Corporate and other	(8.2)	-0.7%	11.7	1.0%	(19.9)	90.0%	0.3	(7)

Total	$1,098.7	100.0%	$1,120.8	100.0%	$(22.1)	100.0%	$4.1	913

2008:
Plates and Shapes	$1,161.2	53.9%	$990.5	50.8%	$170.7	82.7%	$8.6	837
Flat Rolled and Non-Ferrous	882.9	40.9%	804.7	41.3%	78.2	37.9%	2.2	601
Building Products	126.0	5.8%	135.1	6.9%	(9.1)	-4.4%	0.7	—
Corporate and other	(13.9)	-0.6%	19.5	1.0%	(33.4)	-16.2%	0.7	(10)

Total	$2,156.2	100.0%	$1,949.8	100.0%	$206.4	100.0%	$12.2	1,428

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Segment Results—Year Ended December 31, 2010 Compared to 2009

Plates and Shapes. Net sales increased $15.0 million, or 2.9%, from $523.0 million for the year ended December 31, 2009 to $538.0 million for the year ended December 31, 2010. The increase was primarily attributable to a 4.9% increase in shipments, partially offset by a 2.0% decrease in average realized prices for the year ended December 31, 2010 compared to the year ended December 31, 2009. Product demand for the Plates and Shapes Group is more transactional in nature and is typically associated with industries and end markets that show strength during later stages of economic cycles. Although we experienced an increase in demand for structural steel during 2010, it was offset to a large extent by the dramatic decline in non-residential construction associated with the global recession that began in late 2008 and to a lesser extent by the U.S. deepwater drilling moratorium issued in May 2010. Intense competition negatively impacted pricing for structural steel throughout most of 2010. Non-residential construction typically lags behind the general economy by approximately eighteen months, and we expect to see some recovery in this market during 2011, although there can be no assurance that this will be the case.

Operating costs and expenses decreased $38.2 million, or 7.1%, from $537.8 million for the year ended December 31, 2009 to $499.6 million for the year ended December 31, 2010. The decrease was primarily attributable to a 12.2% decrease in the average cost per ton, partially offset by a 4.9% increase in shipments for the year ended December 31, 2010 compared to the year ended December 31, 2009. Operating costs and expenses as a percentage of net sales decreased from 102.8% for the year ended December 31, 2009 to 92.9% for the year ended December 31, 2010.

Operating income (loss) increased by $53.2 million, or 359.5%, from an operating loss of $14.8 million for the year ended December 31, 2009 to operating income of $38.4 million for the year ended December 31, 2010. The increase primarily resulted from lower operating costs and expenses, which were primarily the result of the decreases in average cost per ton discussed above in addition to cost reduction initiatives implemented over the last eighteen months. Operating income (loss) as a percentage of net sales increased from (2.8%) for the year ended December 31, 2009 to 7.1% for the year ended December 31, 2010.

Flat Rolled and Non-Ferrous. Net sales increased $189.8 million, or 38.7%, from $490.7 million for the year ended December 31, 2009 to $680.5 million for the year ended December 31, 2010. The J. Rubin acquisition contributed $17.8 million of incremental sales to this segment for the year ended December 31, 2010. The remaining increase was primarily attributable to a 25.3% increase in shipments, in addition to a 7.8% increase in average realized prices for the year ended December 31, 2010 compared to the year ended December 31, 2009. Sales of non-ferrous metals accounted for approximately 38% of the segment’s sales product mix for 2010, compared to approximately 40% for 2009. Our Flat Rolled and Non-Ferrous Group experienced good demand in the automotive, aerospace and lawn and garden equipment markets during 2010, and we expect these markets to continue to do well during 2011, although there can be no assurance that this will be the case.

Operating costs and expenses increased $161.0 million, or 34.0%, from $474.2 million for the year ended December 31, 2009 to $635.2 million for the year ended December 31, 2010. The J. Rubin acquisition contributed $16.7 million of incremental operating costs and expenses to the segment for 2010. The remaining increase was primarily attributable to a 25.3% increase in shipments, in addition to a 6.9% increase in average cost per ton. Operating costs and expenses as a percentage of net sales decreased from 96.6% for the year ended December 31, 2009 to 93.3% for the year ended December 31, 2010.

Operating income increased by $28.8 million, or 174.5%, from $16.5 million for the year ended December 31, 2009 to $45.3 million for the year ended December 31, 2010. The increase was primarily attributable to the increase in volumes, combined with the increase in average realized prices discussed above. Operating income as a percentage of net sales increased from 3.4% for the year ended December 31, 2009 to 6.7% for the year ended December 31, 2010.

Building Products. Net sales decreased $10.2 million, or 10.9%, from $93.2 million for the year ended December 31, 2009 to $83.0 million for the year ended December 31, 2010. The sales decrease was driven by lower consumer spending on residential remodeling due to the effects of the economic recession and the resulting depreciation of homes, as well as decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to significant contraction in the home improvement remodeling industry.

Operating costs and expenses decreased $13.5 million, or 13.9%, from $97.1 million for the year ended December 31, 2009 to $83.6 million for the year ended December 31, 2010. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, and to a lesser extent due to cost reduction measures which were implemented to align the cost structure of the segment to current levels of lower market demand. Operating costs and expenses as a percentage of net sales decreased from 104.2% for the year ended December 31, 2009 to 100.7% for the year ended December 31, 2010.

Operating loss decreased from an operating loss of $3.9 million for the year ended December 31, 2009 to an operating loss of $0.6 million for the year ended December 31, 2010. The decrease was primarily attributable to lower operating costs, which decreased at a rate that was greater than the rate of decline in sales. Operating loss as a percentage of net sales was 0.7% for the year ended December 31, 2010 versus 4.2% for the year ended December 31, 2009.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $3.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. During the second quarter of 2010, unamortized prepaid advisory fees of $3.3 million were charged to expense as a result of the termination of our advisory agreement with Apollo in connection with our IPO. This one-time charge was partially offset by a decrease in salaries and employee benefits of approximately $1.0 million, in addition to lower professional and consulting fees of approximately $0.4 million for the year ended December 31, 2010 versus 2009.

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

Operating income decreased by $61.7 million, or 78.9%, from $78.2 million for the year ended December 31, 2008 to $16.5 million for the year ended December 31, 2009. The decrease was primarily attributable to the decrease in sales discussed above, which were primarily a function of lower shipments. Operating income as a percentage of net sales decreased from 8.9% for the year ended December 31, 2008 to 3.4% for the year ended December 31, 2009.

Building Products. Net sales decreased $32.8 million, or 26.0%, from $126.0 million for the year ended December 31, 2008 to $93.2 million for the year ended December 31, 2009. Softness in the residential remodeling market continued to produce period-over-period net sales decreases for our Building Products Group.

Operating costs and expenses decreased $38.0 million, or 28.1%, from $135.1 million for the year ended December 31, 2008 to $97.1 million for the year ended December 31, 2009. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, in addition to certain initiatives the segment has taken in response to the downturn in the housing and remodeling markets. Management has continued to focus on cost reduction in order to mitigate the impact of lower operating levels resulting from the market downturn. Operating costs and expenses as a percentage of net sales decreased from 107.2% for the year ended December 31, 2008 to 104.2% for the year ended December 31, 2009.

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

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year. As of December 31, 2010, we had $106.0 million drawn on the ABL facility, our borrowing availability was $161.5 million, and we had cash of $16.6 million. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. At February 28, 2011, we had $125.5 million drawn on the ABL facility, our borrowing availability was $185.8 million and we had cash of approximately $16.8 million.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At December 31, 2010, our long-term debt consisted of $106.0 million of outstanding borrowings on the ABL facility, $226.3 million principal amount of the Metals USA Notes, IRBs with $12.6 million principal amount outstanding and $0.5 million in vendor financing and purchase money notes. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $279.1 million at December 31, 2009 to $380.2 million at December 31, 2010.

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

Year Ended December 31, 2010

During the year ended December 31, 2010, net cash used in operating activities was $56.9 million. This amount was primarily attributable to increases in accounts receivable and inventories. Changes in working capital during 2010 reflect improving business conditions as commodity prices and demand continued to increase. We increased inventory tonnage on hand commensurate with increased levels of shipments to our customers, while prices increased moderately throughout the year, despite some intermittent volatility. Our accounts receivable increased due to higher sales levels in 2010.

Net cash used in investing activities was $31.3 million for the year ended December 31, 2010, and consisted primarily of $28.0 million for the acquisition of J. Rubin and ORMS in June and December, respectively. Capital expenditures amounted to $4.0 million for the year ended December 31, 2010. There were no material individual capital investment projects specific to any facilities during 2010.

Net cash provided by financing activities was $98.8 million for the year ended December 31, 2010, and consisted primarily of net proceeds from the IPO of $221.2 million and net borrowings under the ABL facility of $31.0 million, partially offset by the repayments of long-term debt of $146.7 million related to the redemption of the 2007 Notes.

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

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (1) the sum of Adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. Should borrowing availability under the ABL facility fall below Minimum Availability, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of December 31, 2010, our borrowing availability under the ABL facility was $161.5 million. In addition, the FCCR also is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

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

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of December 31, 2010, our FCCR was 2.44. As of December 31, 2010, we had $161.5 million of additional borrowing capacity under the ABL facility.

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

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that may limit or prohibit the Company from taking certain corporate actions. As of December 31, 2010, we were unable to pay dividends as a result of our inability to satisfy the terms of certain negative covenants in our debt agreements.

Limitations of Adjusted EBITDA

There are material limitations associated with making the adjustments to our earnings to calculate Adjusted EBITDA and using such a non-GAAP financial measure as compared to the most directly comparable GAAP financial measures. For instance, Adjusted EBITDA does not include:

•	interest expense, and, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, income tax expense is a necessary element of our costs and ability to operate; and

•	depreciation and amortization expense, and, because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue.

In addition, fixed charges should not be considered an alternative to interest expense.

Below is a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA and net cash (used in) provided by operating activities:

	Years Ended December 31,
	2010	2009	2008
	(in millions, except ratios)
Net income	$11.5	$3.5	$72.6
Depreciation and amortization (1)	19.8	21.2	23.6
Interest expense	38.9	63.5	87.9
Loss (gain) on extinguishment of debt	3.5	(92.1)	—
Provision for income taxes	6.3	2.8	46.1
Other (income) expense	—	0.2	(0.2)

EBITDA	80.0	(0.9)	230.0
Covenant defined adjustments:
Stock options and grant expense (2)	1.2	0.4	1.1
Facilities closure (3)	—	2.1	4.0
Advisory agreement fees and other costs (4)	3.8	1.2	1.9
Impairment of assets (5)	—	—	5.1

Adjusted EBITDA	85.0	2.8	242.1
Loss (gain) on sale of property and equipment	0.3	—	(2.4)
Provision for bad debts	2.4	2.9	3.1
Amortization of debt issuance costs and discounts on long-term debt	4.3	5.1	6.0
Deferred income taxes	1.1	32.1	(3.1)
Excess tax benefit from stock-based compensation	(0.1)	—	—
Non-cash interest on PIK option	6.2	21.0	—
Cash payment on PIK option	(23.2)	—	—
Advisory agreement termination charge	3.3	—	—
Interest expense	(38.9)	(63.5)	(87.9)
Provision for income taxes	(6.3)	(2.8)	(46.1)
Other income (expense)	—	(0.2)	0.2
Facilities closure	—	(2.1)	(4.0)
Advisory agreement fees and other costs	(3.8)	(1.2)	(1.9)
Changes in assets and liabilities	(87.2)	249.8	(27.6)

Net cash provided (used in) by operating activities	$(56.9)	$243.9	$78.4

Net cash used in investing activities	$(31.3)	$(7.8)	$(7.7)

Net cash provided by (used in) financing activities	$98.8	$(396.8)	$82.4

Fixed charge coverage ratio numerator (6)	$88.5	$15.8	$197.9
Fixed charge coverage ratio denominator (6)	$36.3	$37.6	$68.1
FCCR (6)	2.44	0.42	2.91

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	Non-cash stock option and stock grant expense.
(3)	This amount represents charges for the closure of nine facilities in our Building Products Group and one facility in our Plates and Shapes Group during 2009, and six facilities in our Building Products Group during 2008.
(4)	Primarily represents expenses related to the advisory agreement we had with Apollo.
(5)	This amount represents non-cash impairment charges related to goodwill and customer list intangible assets associated with our Building Products Group.
(6)	These amounts represent the Fixed Charge Coverage Ratio (“FCCR”) numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility.

Financing Activities

The ABL Facility

On December 17, 2010, Flag Intermediate, Metals USA, and certain subsidiaries of Metals USA entered into an amended and restated loan and security agreement (the “ABL Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. Flag Intermediate and Metals USA are wholly-owned subsidiaries of Metals USA Holdings Corp.

The ABL Credit Agreement provides for a new $500 million (which may be increased up to $750 million at the option of Metals USA, including up to $35.0 million under a first-in, last-out (“FILO”) tranche), 5-year, senior secured asset-based credit facility (the “ABL facility”) that amended and restated Metals USA’s then-existing $625 million senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

On March 9, 2011, we activated $25.0 million of the FILO tranche, and thereafter aggregate commitments under the ABL facility. The ABL facility permits us to borrow on a revolving basis through the earlier of November 30, 2015 and 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. Substantially all of our subsidiaries are borrowers under the ABL facility.

Borrowing Base. The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. Our borrowing availability fluctuates daily with changes in eligible receivables and inventory, less outstanding borrowings and letters of credit. The borrowing base is equal to:

•	85% of the net amount of eligible accounts receivable, plus

•	the lesser of (x) 80% of the lesser of the original cost or market value of eligible inventory and (y) 90% of the net orderly liquidation value of eligible inventory, plus

•

an incremental amount of the lesser of (x) the maximum commitments under the FILO tranche and (y) the sum of (i) 5% of the net amount of eligible accounts receivable and (ii) 5% of the net orderly liquidation value of eligible inventory during the effectiveness of any FILO tranche, less

•	reserves.

The ABL facility provides sub-limits for up to $25.0 million of swingline loans and up to $100.0 million for the issuance of letters of credit. Both the face amount of any outstanding letters of credit and any swingline loans will reduce borrowing availability under the ABL facility on a dollar-for-dollar basis.

As of December 31, 2010, we had $290.5 million of eligible collateral, $106.0 million in outstanding advances, $23.0 million in open letters of credit and $161.5 million of additional borrowing capacity. As of December 31, 2010, we had $16.6 million of cash.

At February 28, 2011, we had $337.2 million of eligible collateral, $125.5 million in outstanding advances, $25.9 million in open letters of credit and $185.8 million of additional borrowing capacity. As of February 28, 2011, we had approximately $16.8 million of cash.

Guarantees and Security. Substantially all of our subsidiaries are defined as “borrowers” under the ABL Credit Agreement. The obligations under the ABL facility are guaranteed by Flag Intermediate and certain of our domestic subsidiaries and are secured by a first-priority lien and security interest in, among other things, accounts receivable, inventory and deposit accounts of Flag Intermediate, Metals USA and the subsidiaries of Metals USA party to the ABL Credit Agreement and a second-priority lien and security interest in, among other things, substantially all other tangible and intangible personal and real property owned by such companies, subject to certain exceptions.

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (currently set at 2.50% (3.875% for the FILO tranche)), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (currently set at 1.50% (2.875% for the FILO tranche)). The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.303%, respectively, as of December 31, 2010.

A commitment fee is payable on any unused commitment equal to 0.375% per annum to the lenders under the ABL facility if utilization under the facility exceeds 40.0% of the total commitments under the facility and a commitment fee equal to 0.5% per annum if utilization under the facility is less than or equal to 40.0% of the total commitments under the facility. Customary letter of credit fees are also payable, as necessary.

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 million and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5 million) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of December 31, 2010, our FCCR was 2.44.

Certain Events of Default and Remedies. The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of covenants, a default that causes or permits acceleration under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. In the event of default, the ABL Credit Agreement may permit a majority of the lenders to: (i) restrict the amount of or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility which would cause Metals USA to suffer a rapid loss of liquidity and restrict the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment.

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the year ended December 31, 2010 amounted to $2.6 million of additional interest expense, consisting of $5.6 million of settlements, offset by $3.0 million of changes in the fair value of derivatives. The fair value of the Company’s ABL facility interest rate swaps was $1.8 million at December 31, 2010, the entire amount of which was classified as accrued liabilities in the consolidated balance sheet.

2007 Notes

On July 10, 2007, Metals USA Holdings issued $300.0 million initial aggregate principal amount of the 2007 Notes.

On April 14, 2010, Metals USA Holdings called for redemption of all of its remaining outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 million as of the date thereof. The redemption price of the 2007 Notes was 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to, but not including the Redemption Date. All of the 2007 Notes were redeemed on the Redemption Date. The Company did not incur any early termination penalties in connection with the redemption of the 2007 Notes. The Company used a portion of the net proceeds from the IPO, as described more fully in Note 9 to our consolidated financial statements for the year ended December 31, 2010, to finance the redemption. The aggregate cash payment for the redemption, including accrued and unpaid interest, was approximately $170.9 million. During the second quarter of 2010, $1.1 million and $2.4 million of unamortized deferred financing costs and original issue discount, respectively, were written off and charged to expense in connection with the redemption of the 2007 Notes.

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

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure period thresholds) defaults based on (1) the failure to make payments under the Metals USA Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance in all material respects with all covenants as of December 31, 2010.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. As of December 31, 2010, our total indebtedness under the IRBs was $13.4 million. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee, Oklahoma IRB is due in one lump sum of $5.7 million on May 1, 2016. The Jeffersonville IRBs had principal amounts outstanding of $3.5 million and $4.2 million as of December 31, 2010, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of December 31, 2010, the weighted average interest rate on the IRBs was 0.65%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all covenants as of December 31, 2010.

Interest Rate Swaps. In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville, Indiana IRBs discussed above. The notional amounts under these swaps correspond to the principal amounts of the IRBs, which were a combined $7.7 million as of December 31, 2010, and are reduced on an annual basis as the IRBs are redeemed. Under the swaps, the notional amounts under the Jeffersonville, Indiana IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville, Indiana IRBs from floating rate obligations to fixed rate obligations. Since the ORMS acquisition closed on December 31, 2010, there was no impact to the Company’s earnings related to these swaps for the year ended December 31, 2010. Future pretax realized gains and losses from these derivatives will be recognized in earnings as an addition or reduction to interest expense, consisting of cash settlements and changes in the fair value of derivatives. The fair value of the ORMS interest rate swaps was $0.5 million at December 31, 2010, $0.1 million of which was classified as accrued liabilities and the remaining $0.4 million of which was classified as other non-current liabilities in the consolidated balance sheet.

Restricted Payments

Both the ABL facility and the Indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. Under the ABL Credit Agreement, general distributions are unlimited if the FCCR is at least 1.1:1.0 and availability (including a 30 day lookback) exceeds the greater of (i) $50.0 million and (ii) 15% of the lesser of the borrowing base (not to exceed $75.0 million) and the aggregate commitments. As of December 31, 2010, our FCCR was 2.44, and our borrowing availability was $161.5 million.

As of December 31, 2010, no amount was available for general distribution under the restricted payment covenant contained in the Indenture governing the Metals USA Notes. As of December 31, 2010, Flag Intermediate and its wholly owned subsidiary, Metals USA, had $157.3 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2010.

Letters of credit outstanding at December 31, 2010 consist of a letters of credit in the amount of $11.3 million in conjunction with the IRBs and other letters of credit aggregating $11.7 million (total letters of credit of $23.0 million at December 31, 2010). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Contractual Obligations

We enter into operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of, rather than purchasing facilities, vehicles and equipment. At the end of the lease, we have no further obligation to the lessor. We have varying amounts of open purchase orders that are subject to renegotiation/cancellation by either party as to quantity or price. Generally, the amounts outstanding relate to delivery periods of up to 12 weeks from the date of the purchase order.

Our future contractual obligations as of December 31, 2010 include the following:

		For the Fiscal Years Ended December 31,
	Total	2011	2012	2013	2014	2015	Beyond
		(in millions)
ABL facility (1)	$106.0	$—	$—	$—	$—	$106.0	$—
Purchase Orders	188.2	188.2	—	—	—	—	—
11 1/8 Senior Secured Notes Due 2015 (Metals USA Notes)	352.3	25.2	25.2	25.2	25.2	251.5	—
IRBs (2)	13.4	0.8	0.3	0.4	0.4	0.4	11.1
Other obligations (3)	7.5	0.9	0.8	0.8	0.7	0.6	3.7
Operating lease obligations	42.1	13.8	8.7	6.0	4.4	4.0	5.2

Total	$709.5	$228.9	$35.0	$32.4	$30.7	$362.5	$20.0

(1)	The amounts stated do not include interest costs. The ABL facility bears interest based upon a margin over reference rates established within a specific pricing grid. The marginal rates will vary based on availability. The applicable base rate and the effective LIBOR rate were 3.25% and 0.303%, respectively, on December 31, 2010.
(2)	The amounts do not include interest costs. The interest rates assessed on the IRBs vary from month to month based on an index of mutual bonds. The weighted average IRB rate was 0.65% as of December 31, 2010.
(3)	Consists of (i) junior indebtedness of approximately $0.1 million, (ii) capital lease of approximately $0.6 million, and (iii) a multiemployer pension fund withdrawal liability of approximately $6.7 million. Excludes payments for unrecognized tax benefits. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with respective taxing authorities.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, which amends FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The guidance requires companies to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. The standard did not have a material impact on the Company’s disclosures in its consolidated financial statements. See “Fair Value of Financial Assets and Liabilities” in Note 1 of the Company’s consolidated financial statements for the year ended December 31, 2010.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of December 31, 2010, outstanding borrowings under the ABL facility were $106.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the year ended December 31, 2010, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $0.8 million for the period.

In February 2008, $250.0 million notional amount of outstanding borrowings under the Existing ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the year ended December 31, 2010 amounted to $2.6 million of additional interest expense, consisting of $5.6 million of settlements, offset by $3.0 million of changes in the fair value of derivatives. The fair value of the Company’s ABL facility interest rate swaps was $1.8 million at December 31, 2010, the entire amount of which was classified as accrued liabilities in the consolidated balance sheet.

In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville, Indiana IRBs discussed above. The notional amounts under these swaps correspond to the principal amounts of the IRBs, which were a combined $7.7 million as of December 31, 2010, and are reduced on an annual basis as the IRBs are redeemed. Under the swaps, the notional amounts under the Jeffersonville, Indiana IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville, Indiana IRBs from floating rate obligations to fixed rate obligations. Since the ORMS acquisition closed on December 31, 2010, there was no impact to the Company’s earnings related to these swaps for the year ended December 31, 2010. Future pretax realized gains and losses from these derivatives will be recognized in earnings as an addition or reduction to interest expense, consisting of cash settlements and changes in the fair value of derivatives. The fair value of the ORMS interest rate swaps was $0.5 million at December 31, 2010, $0.1 million of which was classified as accrued liabilities and the remaining $0.4 million of which was classified as other non-current liabilities in the consolidated balance sheet.

At December 31, 2010, $226.3 million aggregate principal amount of Metals USA Notes were outstanding with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At February 25, 2011, the Metals USA Notes were traded at approximately 105.75% of face value, based on quoted market prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Metals USA Holdings Corp.

We have audited the accompanying consolidated balance sheets of Metals USA Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 16, 2011

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash	$16.6	$6.0
Accounts receivable, net of allowance of $5.9 and $6.3, respectively	149.3	131.5
Inventories	290.8	216.0
Deferred income tax asset	12.0	14.5
Prepayments and other	9.8	6.5

Total current assets	478.5	374.5
Property and equipment, net	198.8	183.4
Intangible assets, net	7.4	8.4
Goodwill	47.3	45.6
Other assets	13.5	15.9

Total assets	$745.5	$627.8

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$66.6	$56.4
Accrued liabilities	30.6	38.9
Current portion of long-term debt	1.1	0.1

Total current liabilities	98.3	95.4
Long-term debt, less current portion	345.4	468.2
Deferred income tax liability	88.5	84.8
Other long-term liabilities	22.2	23.1

Total liabilities	554.4	671.5

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.1 par value, 10,000,000 shares authorized, none issued or outstanding at December 31, 2010	—	—
Common stock, $.01 par value, 140,000,000 shares authorized, 37,024,842 and 25,576,563 issued and outstanding at December 31, 2010, and December 31, 2009, respectively	0.4	0.2
Additional paid-in capital	229.8	7.5
Retained deficit	(39.5)	(51.0)
Accumulated other comprehensive income (loss)	0.4	(0.4)

Total stockholders’ equity (deficit)	191.1	(43.7)

Total liabilities and stockholders’ equity (deficit)	$745.5	$627.8

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Net Sales	$1,292.1	$1,098.7	$2,156.2
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	996.7	890.1	1,612.9
Operating and delivery	131.9	126.7	186.1
Selling, general and administrative	81.9	85.1	126.8
Depreciation and amortization	17.8	18.9	21.3
Loss (gain) on sale of property and equipment	0.3	—	(2.4)
Advisory agreement termination charge	3.3	—	—
Impairment of assets	—	—	5.1

Operating income (loss)	60.2	(22.1)	206.4
Other (income) expense:
Interest expense	38.9	63.5	87.9
Loss (gain) on extinguishment of debt	3.5	(92.1)	—
Other (income) expense, net	—	0.2	(0.2)

Income before income taxes	17.8	6.3	118.7
Provision for income taxes	6.3	2.8	46.1

Net income	$11.5	$3.5	$72.6

Income per share:
Income per share—basic	$0.34	$0.14	$2.96

Income per share—diluted	$0.34	$0.14	$2.87

Number of common shares used in the per share calculation:
Basic	33.8	24.6	24.5

Diluted	34.1	24.6	25.3

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2010	2009	2008
Common Stock ($.01 Par)
Balance at beginning of period	$0.2	$0.2	$0.2
Issuance of common stock	0.2	—	—

Balance at end of period	$0.4	$0.2	$0.2

Additional Capital
Balance at beginning of period	$7.5	$6.3	$0.6
Stock-based compensation	1.2	0.4	0.4
Issuance of common stock	221.0	2.7	—
Other	0.1	(1.9)	5.3

Balance at end of period	$229.8	$7.5	$6.3

Retained Earnings (Deficit)
Balance at beginning of period	$(51.0)	$(54.5)	$(127.1)
Net income	11.5	3.5	72.6

Balance at end of period	$(39.5)	$(51.0)	$(54.5)

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$0.2	$0.7	$(1.1)
Deferred hedging gains (losses)	0.6	1.7	(2.4)
Deferred securities valuation gains (losses)	—	0.2	(0.2)

Other comprehensive income (loss), net of deferred income taxes	0.8	2.6	(3.7)
Accumulated other comprehensive income (loss) at beginning of period	(0.4)	(3.0)	0.7

Accumulated other comprehensive income (loss) at end of period	$0.4	$(0.4)	$(3.0)

Comprehensive Income
Net income	$11.5	$3.5	$72.6
Other comprehensive income (loss)	0.8	2.6	(3.7)

Total comprehensive income	$12.3	$6.1	$68.9

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$11.5	$3.5	$72.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss (gain) on sale of property and equipment	0.3	—	(2.4)
Impairment of assets	—	—	5.1
Provision for bad debts	2.4	2.9	3.1
Depreciation and amortization	19.8	21.2	23.6
Loss (gain) on extinguishment of debt	3.5	(92.1)	—
Amortization of bond discounts and debt issuance costs	4.3	5.1	6.0
Deferred income taxes	1.1	32.1	(3.1)
Stock-based compensation	1.2	0.4	1.1
Excess tax benefit from stock-based compensation	(0.1)	—	—
Non-cash interest on PIK option	6.2	21.0	—
Cash payment of interest on PIK option	(23.2)	—	—
Advisory agreement termination charge	3.3	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13.8)	54.9	4.4
Inventories	(64.0)	206.6	(12.8)
Prepayments and other	(3.0)	—	0.4
Accounts payable and accrued liabilities	(6.5)	(11.0)	(27.9)
Other operating	0.1	(0.7)	8.3

Net cash (used in) provided by operating activities	(56.9)	243.9	78.4

Cash flows from investing activities:
Sale of assets	0.7	0.5	9.5
Purchases of assets	(4.0)	(4.1)	(12.2)
Port City Metal Service contingent earn-out payment	—	—	(5.0)
Acquisition costs, net of cash acquired	(28.0)	(4.2)	—

Net cash used in investing activities	(31.3)	(7.8)	(7.7)

Cash flows from financing activities:
Borrowings on ABL facility	99.5	119.0	1,056.0
Repayments on ABL facility	(68.5)	(412.0)	(968.5)
Repayments of long-term debt	(146.7)	(105.9)	(2.4)
Deferred financing costs	(6.8)	—	(2.7)
Exercise of stock options	—	2.7	—
Excess tax benefit from stock-based compensation	0.1	—	—
Net proceeds from initial public stock offering	221.2	—	—
Other financing	—	(0.6)	—

Net cash provided by (used in) financing activities	98.8	(396.8)	82.4

Net increase (decrease) in cash	10.6	(160.7)	153.1
Cash, beginning of period	6.0	166.7	13.6

Cash, end of period	$16.6	$6.0	$166.7

Supplemental Cash Flow Information:
Cash paid for interest	$59.2	$41.0	$78.2

Cash paid for income taxes	$1.4	$3.7	$32.8

Cash (received) for income taxes	$(16.4)	$(20.0)	$(0.6)

Investments in property, plant and equipment not paid	$0.5	$0.2	$0.9

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

1. Organization and Significant Accounting Policies

Description of the Business

Metals USA Holdings Corp. (“Metals USA Holdings”) and its wholly owned subsidiaries, Flag Intermediate Holdings Corporation (“Flag Intermediate”) and Metals USA, Inc. (“Metals USA”) are referred to collectively herein as the “Company.” Metals USA prior to its November 30, 2005 acquisition by Apollo Management V L.P., (“Apollo Management” and together with its affiliated investment entities “Apollo” or “Apollo V”) (the “Merger”) is referred to herein as the “Predecessor Company.”

The consolidated financial statements include the accounts of Metals USA Holdings, Flag Intermediate, and Metals USA and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2010, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

Reserves for Roofing Product Warranty Costs. Consistent with industry practice, the Company provides homeowners a manufacturer’s lifetime transferable limited warranty on its roofing products manufactured by the Building Products segment. The current warranty states that each roofing panel will be free from manufacturer’s defects in workmanship and materials for the lifetime of the original owner, or if transferred by the original owner 50 years from the date of installation. The warranty provides certain guarantees against weather and combustion, among other things. Depending on the facts and circumstances, the Company has various options for remedying product warranty claims including repair or replacement. Provisions for future warranty costs are

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

recorded based on management’s estimates of future warranty costs, which incorporate historical trends of claims experience, sales history of products to which such costs relate, and other factors. We utilize an independent actuarial consultant to assist management in the determination of the adequacy of reserves for roofing product warranty costs. As of December 31, 2010 and 2009, $0.5 and $0.4, respectively, of estimated future warranty costs were classified as accrued warranty liabilities, and $2.8 and $2.5, respectively, were classified as other long-term liabilities in the consolidated balance sheet.

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

Valuation and Qualifying Accounts—We provide reserves for accounts receivable and inventory. The reserves for these accounts for the years ended December 31, 2010, 2009 and 2008 are summarized below:

	Balance at Beginning of Period	Amount Charged to Expense	Utilization of Reserve	Balance at End of Period
Year Ended December 31, 2010:
Allowance for doubtful accounts	$6.3	$2.4	$(2.8)	$5.9
Inventory valuation allowance	6.4	0.3	(2.1)	4.6
Year Ended December 31, 2009:
Allowance for doubtful accounts	$8.8	$2.9	$(5.4)	$6.3
Inventory valuation allowance	7.4	1.6	(2.6)	6.4
Year Ended December 31, 2008:
Allowance for doubtful accounts	$8.3	$3.1	$(2.6)	$8.8
Inventory valuation allowance	6.0	2.2	(0.8)	7.4

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

During 2009, we removed the cash flow hedge designation from our interest rate swaps. As a result, we account for gains and losses on our interest rate swap derivatives based on realized and unrealized amounts.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Realized gains and losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of our derivative contracts in place. Because management elected to discontinue the use of hedge accounting on our derivatives, changes in the fair value of our derivative contracts are recognized in earnings during the current period, as prescribed by ASC 815.

Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at December 31, 2010, have remaining terms ranging from one to six years. See Note 6 for additional information on underlying hedge categories, notional and fair values of derivatives, types and classifications of derivatives used, and gains and losses from hedging activity.

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

Goodwill —Goodwill represents the residual between the consideration transferred in a business combination and the net of the acquisition-date amounts of identifiable assets acquired and liabilities assumed measured at fair value. We use estimates and judgments to measure the fair value of identifiable assets acquired and liabilities assumed.

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

Liabilities measured at fair value on a recurring basis are summarized below:

	December 31,	Fair Value Measurements at Reporting Date Using
	2010	Level 1	Level 2	Level 3
Interest rate swaps	$2.3	$—	$2.3	$—

	December 31,
	2009
Interest rate swaps	$5.8	$—	$5.8	$—

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of the Company’s debt that is not traded and is fixed-rate is estimated by discounting the interest payments and principal amount at the Company’s current borrowing rate (yield to maturity). For floating rate debt that is not traded, fair value is not sensitive to interest rates since coupons float with Treasury or London Interbank Offered Rate (“LIBOR”) yields, and book value is a reasonable approximation of fair value after considering the stability of the Company’s default risk. The estimated fair value of current and long-term debt at December 31, 2010 and 2009 was $357.5 and $434.5, respectively.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss), net of tax, as of December 31 are summarized below.

	December 31,
	2010	2009
Foreign currency translation	$0.5	$0.3
Deferred hedging losses	(0.1)	(0.7)

Accumulated other comprehensive income (loss), net of tax	$0.4	$(0.4)

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

Delivery expense totaled $36.8, $32.8, and $50.8 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, which amends ASC 820. The guidance requires companies to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. The standard did not have a material impact on the Company’s disclosures in its consolidated financial statements. See “Fair Value of Financial Assets and Liabilities” above.

2. Acquisitions

Ohio River Metal Services

On December 31, 2010, we acquired all of the issued and outstanding stock of Ohio River Metal Services (“ORMS”), located in Jeffersonville, Indiana. ORMS operates a flat rolled metal service center that provides metal products and processing services to customers throughout the Ohio Valley. The purchase price for ORMS was $17.8, including the assumption of $8.4 of long-term debt, and was funded with borrowings under the ABL facility. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $0.4, which was allocated to goodwill. The following table presents the provisional allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

December 31, 2010
Accounts receivable, trade	$2.6
Inventories	5.0
Other current assets	0.1
Property, plant and equipment	18.3
Fulfillment contract intangible asset	0.8
Goodwill	0.4

Total assets acquired	27.2

Accounts payable and accrued liabilities	5.6
Long-term debt	8.4
Interest rate swaps	0.5
Deferred tax liabilities	3.3

Total liabilities assumed	17.8

Net assets acquired	$9.4

The estimated amount of goodwill and related allocation of the fair values assigned to assets acquired and liabilities assumed are based on preliminary data and are subject to change based on final valuations of tangible and intangible assets. The fulfillment contract intangible asset will be amortized over fifteen years based on its estimated useful life. The pro forma effects of the ORMS acquisition would not have been material to our results of operations for the year ended December 31, 2010 and, therefore, are not presented.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

J. Rubin & Co.

On June 28, 2010, we acquired all of the issued and outstanding stock of J. Rubin & Co. (“J. Rubin”) for $19.0. J. Rubin’s results of operations have been included in the condensed consolidated statement of operations since the date of acquisition. The purchase price was funded with existing cash, $17.8 of which was paid at closing and $1.2 of which was placed in escrow to secure the sellers’ indemnity obligations. The purchase price included $6.0 for the repayment of J. Rubin debt at closing. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $3.5, which was allocated to goodwill. The estimated amount of goodwill and related allocations of the fair values assigned to assets acquired and liabilities assumed are based on preliminary data and are subject to change based on the final valuation of deferred taxes. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

June 28, 2010
Accounts receivable, trade	$3.8
Inventories	5.8
Other current assets	0.2
Property, plant and equipment	9.7
Customer list intangible asset	2.0
Goodwill	3.5

Total assets acquired	25.0

Accounts payable and accrued liabilities	2.5
Deferred tax liabilities	3.5

Total liabilities assumed	6.0

Net assets acquired	$19.0

The customer list intangible asset will be amortized over ten years based on its estimated useful life. The pro forma effects of the J. Rubin acquisition would not have been material to our results of operations for the year ended December 31, 2010 and, therefore, are not presented.

J. Rubin is a metal service center business that operates in Illinois, Wisconsin and Minnesota with a broad product mix consisting of carbon steel bars, carbon plate and laser-cut flat-rolled products. J. Rubin’s product mix and processing services are provided to a diverse range of end markets.

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

The Richardson Trident Company

See Note 19.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

3. Inventories

Inventories consist of the following:

	December 31,
	2010	2009
Raw materials—
Plates and Shapes	$138.6	$111.0
Flat Rolled and Non-Ferrous	108.3	70.2
Building Products	5.4	5.1

Total raw materials	252.3	186.3

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	29.3	19.2
Building Products	9.2	10.5

Total work-in-process and finished goods	38.5	29.7

Total inventories	$290.8	$216.0

We recorded write-downs of $53.4 and $6.8 for inventory lower of cost or market adjustments during the years ended December 31, 2009 and 2008, respectively, in our metals service center business. We were not required to recognize any write-downs caused by the application of lower of cost or market accounting rules during 2010.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

4. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	December 31,
		2010	2009
Land	—	$11.3	$10.5
Buildings and improvements	3-40 years	90.9	71.5
Machinery and equipment	2-25 years	161.1	151.5
Automobiles and trucks	3-15 years	2.8	2.6
Construction in progress	—	1.0	0.5

Total property and equipment		267.1	236.6
Less: Accumulated depreciation		(68.3)	(53.2)

Total property and equipment, net		$198.8	$183.4

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $14.0, $13.7 and $12.8, respectively.

5. Intangible Assets

The fair value of identifiable intangible assets was determined based on valuation appraisals. The valuation methodology used was the income approach, which developed discounted cash flows based on the future benefits expected to be derived from the assets.

The carrying amounts of the Company’s intangible assets are as follows:

	December 31,
	2010	2009
Customer lists	$42.7	$40.7
Effect of foreign currency	0.1	0.1
Less: Accumulated amortization	(38.8)	(35.2)

	$4.0	$5.6

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.7)	(0.5)

	$2.6	$2.8

Fulfillment contract	$0.8	$—
Less: Accumulated amortization	—	—

	$0.8	$—

During the quarter ended June 30, 2010, we acquired $2.0 of customer list intangible assets as a result of the J. Rubin acquisition discussed in Note 2. We became a party to a fulfillment contract in connection with our acquisition of ORMS on December 31, 2010 (also discussed in Note 2), the value of which was estimated at $0.8.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

We are amortizing customer lists over a range from five to ten years which approximates their estimated useful lives. We are amortizing both the Lynch Metals trade name and the ORMS fulfillment contract on a straight-line basis over fifteen years.

No significant residual value is estimated for our intangible assets. Aggregate amortization of intangible assets for the years ended December 31, 2010, 2009 and 2008 was $3.8, $5.2 and $8.5, respectively. In addition, we recognized a $0.9 impairment charge in the fourth quarter of 2008 in connection with the write-off of customer list intangible assets associated with the Patio Division of our building products business, which reduced the cost basis of such assets as of December 31, 2008.

Aggregate amortization of our intangible assets, excluding the effect of foreign currency, is as follows:

For the Year Ending December 31,	Estimated Amortization Expense
2011	$2.2
2012	$1.1
2013	$0.5
2014	$0.5
2015	$0.4
Thereafter	$2.7

6. Derivatives

In February 2008, we entered into a series of interest rate swap agreements that entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, thereby converting a combined $250.0 notional amount of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. The interest rate swap agreements all have initial terms of approximately three years or less.

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

As of September 30, 2009, and in connection with additional repayments of outstanding borrowings on the ABL facility, we removed the cash flow hedge designation from the remaining portion of our interest rate swaps. As a result of the removal of the cash flow hedge designations, we discontinued prospectively the use of hedge accounting on our remaining interest rate swaps. For the amount associated with the forecasted transactions still

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

expected to occur, the net derivative instrument losses at the date of de-designation associated with these discontinued cash flow hedges will continue to be reported in OCI, and will be reclassified from OCI into earnings in the same periods during which the hedged forecasted transactions affect earnings. The amounts expected to be reclassified into earnings over the next twelve months amounted to $0.1 as of December 31, 2010. All subsequent changes in the fair value of these instruments have been recognized in earnings.

In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville, Indiana Industrial Revenue Bonds (“IRBs”) discussed in Note 9. The notional amounts under these swaps correspond to the principal amounts of the IRBs, which were a combined $7.7 as of December 31, 2010, and are reduced on an annual basis as the IRBs are redeemed. Under the swaps, the notional amounts under the Jeffersonville, Indiana IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville, Indiana IRBs from floating rate obligations to fixed rate obligations. Since the ORMS acquisition closed on December 31, 2010, there was no impact to the Company’s earnings related to these swaps for the year ended December 31, 2010. Future pretax realized gains and losses from these derivatives will be recognized in earnings as an addition or reduction to interest expense, consisting of cash settlements and changes in the fair value of derivatives. The fair value of the ORMS interest rate swaps was $0.5 at December 31, 2010, $0.1 of which was classified as accrued liabilities and the remaining $0.4 of which was classified as other non-current liabilities in the consolidated balance sheet.

The following table presents the location within the consolidated balance sheet of all assets and liabilities associated with the Company’s outstanding derivatives at December 31, 2010.

Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31,
		2010	2009	2010	2009
Interest rate swaps	Accrued liabilities	$—	$—	$1.9	$4.4
	Other long-term liabilities	—	—	0.4	1.4

Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$2.3	$5.8

Total derivatives		$—	$—	$2.3	$5.8

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

	Derivatives Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Years Ended December 31,
	2009	2008	2009	2008	2009	2008
Interest rate swaps	$3.4	$(3.8)	$(2.7)	$0.1	$—	$(0.2)

	Derivatives Not Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in Income on Derivatives
	Years Ended December 31,
	2010	2009	2008
Interest rate swaps	$(2.6)	$(4.1)	$(2.4)

The Company’s credit exposure related to interest rate swaps is represented by the fair value of swap agreements with a net positive fair value (asset position) to the Company at the reporting date. At such times, the outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparty to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. Our credit risk exposure with respect to our interest rate swaps is limited to two counterparties, which we monitor based on credit ratings.

7. Other Assets

Other assets consist of the following:

	December 31,
	2010	2009
Deferred financing costs	$8.9	$5.3
Deferred debt offering costs	3.6	5.5
Deferred management fees	—	3.7
Other	1.0	1.4

Total other assets	$13.5	$15.9

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The Company incurred $6.8 of additional deferred financing costs during 2010 in connection with the amendment and restatement of the ABL facility. We did not incur deferred financing costs during 2009. Deferred financing costs incurred for the year ended December 31, 2008 were $2.7. Amortization of debt issuance costs for the years ended December 31, 2010, 2009 and 2008 was $4.1, $4.2, and $4.2, respectively.

For the year ended December 31, 2010, $1.1 of deferred debt issuance costs was accelerated in connection with the extinguishment of debt. In addition, $0.5 of deferred financing costs was written off in connection with the amendment and restatement of the ABL facility in December 2010. For the year ended December 31, 2009, $2.6 of deferred debt issuance cost was accelerated in connection with the extinguishment of debt.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2010	2009
Accrued salaries and employee benefits	$10.8	$9.9
Accrued income taxes	2.1	—
Accrued taxes, other than income	2.8	2.4
Accrued interest	3.3	7.5
Accrued insurance	5.2	4.8
Accrued audit and tax fees	0.5	0.8
Accrued warranty liability	0.5	0.4
Accrued lease terminations	0.4	0.9
Accrued management fees	—	4.2
Accrued Merger consideration—Predecessor common shares outstanding	0.6	2.0
Current portion of interest rate swap liability	1.9	4.4
Other	2.5	1.6

Total accrued liabilities	$30.6	$38.9

9. Debt

Debt consists of the following:

	December 31,
	2010	2009
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$106.0	$75.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	226.3
Senior Floating Rate Toggle Notes due 2012 (2007 Notes)	—	161.1
Industrial Revenue Bonds	13.4	5.7
Obligations under capital leases and other	0.8	0.2

Total debt	346.5	468.3
Less—current portion of debt	1.1	0.1

Total long-term portion of debt	$345.4	$468.2

The weighted average interest rate under the ABL facility for the years ended December 31, 2010 and 2009 was 2.20% and 2.95%, respectively.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Senior Secured Asset-Based Revolving Credit Facility

On December 17, 2010, Flag Intermediate, Metals USA, and certain subsidiaries of Metals USA entered into an amended and restated loan and security agreement (the “ABL Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. Flag Intermediate and Metals USA are wholly-owned subsidiaries of Metals USA Holdings Corp.

The ABL Credit Agreement provides for a new $500 (which may be increased up to $750 at the option of Metals USA, including up to $35.0 under a first-in last-out (“FILO”) tranche)), 5-year, senior secured asset-based credit facility (the “ABL facility”) that amended and restated Metals USA’s then-existing $625 senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

On March 9, 2011, we activated $25.0 of the FILO tranche, and thereafter aggregate commitments under the ABL facility. The ABL facility permits us to borrow on a revolving basis through the earlier of November 30, 2015 and 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. Substantially all of our subsidiaries are borrowers under the ABL facility.

Borrowing Base. The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. Our borrowing availability fluctuates daily with changes in eligible receivables and inventory, less outstanding borrowings and letters of credit. The borrowing base is equal to:

•	85% of the net amount of eligible accounts receivable, plus

•	the lesser of (x) 80% of the lesser of the original cost or market value of eligible inventory and (y) 90% of the net orderly liquidation value of eligible inventory, plus

•

an incremental amount of the lesser of (x) the maximum commitments under the FILO tranche and (y) the sum of (i) 5% of the net amount of eligible accounts receivable and (ii) 5% of the net orderly liquidation value of eligible inventory during the effectiveness of any FILO tranche, less

•	reserves.

The ABL facility provides sub-limits for up to $25.0 of swingline loans and up to $100.0 for the issuance of letters of credit. Both the face amount of any outstanding letters of credit and any swingline loans will reduce borrowing availability under the ABL facility on a dollar-for-dollar basis.

As of December 31, 2010, we had $290.5 of eligible collateral, $106.0 in outstanding advances, $23.0 in open letters of credit and $161.5 of additional borrowing capacity. As of December 31, 2010, we had $16.6 of cash.

Guarantees and Security. Substantially all of our subsidiaries are defined as “borrowers” under the ABL Credit Agreement. The obligations under the ABL facility are guaranteed by Flag Intermediate and certain of our domestic subsidiaries and are secured by a first-priority lien and security interest in, among other things, accounts receivable, inventory and deposit accounts of Flag Intermediate, Metals USA and the subsidiaries of Metals USA party to the ABL Credit Agreement and a second-priority lien and security interest in, among other things, substantially all other tangible and intangible personal and real property owned by such companies, subject to certain exceptions.

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (currently set at 2.50% (3.875% for the FILO tranche)), or the base rate

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

(which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (currently set at 1.50% (2.875% for the FILO tranche)). The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.303%, respectively, as of December 31, 2010.

A commitment fee is payable on any unused commitment equal to 0.375% per annum to the lenders under the ABL facility if utilization under the facility exceeds 40.0% of the total commitments under the facility and a commitment fee equal to 0.5% per annum if utilization under the facility is less than or equal to 40.0% of the total commitments under the facility. Customary letter of credit fees are also payable, as necessary.

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of December 31, 2010, our FCCR was 2.44.

Certain Events of Default and Remedies. The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of covenants, a default that causes or permits acceleration under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. In the event of default, the ABL Credit Agreement may permit a majority of the lenders to: (i) restrict the amount of or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility which would cause Metals USA to suffer a rapid loss of liquidity and restrict the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 6).

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized financing costs of $8.9 as of December 31, 2010, are included in other non-current assets.

Senior Floating Rate Toggle Notes due 2012

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”).

On April 14, 2010, Metals USA Holdings called for redemption of all of its remaining outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 as of the date thereof. The redemption price of the 2007 Notes was 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to but not including May 14, 2010 (the “Redemption Date”). All of the 2007 Notes were redeemed on the Redemption Date. The Company did not incur any early termination penalties in connection with the redemption of the 2007 Notes. The Company used a portion of the net proceeds from its initial public offering of common stock (the “IPO”), as described more fully in Note 11, to finance the redemption. The aggregate cash payment for the redemption, including accrued and unpaid interest, was approximately $170.9. During the second quarter of 2010, $1.1 and $2.4 of unamortized deferred financing costs and original issue discount, respectively, were written off and charged to expense in connection with the redemption of the 2007 Notes.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of December 31, 2010.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of December 31, 2010.

During the year ended December 31, 2009, we purchased $48.7 principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 (net of unamortized deferred financing costs) on debt extinguishment.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $3.6 as of December 31, 2010, are included in other non-current assets.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. As of December 31, 2010, our total indebtedness under the IRBs was $13.4. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee, Oklahoma IRB is due in one lump sum of $5.7 on May 1, 2016. The Jeffersonville IRBs had principal amounts outstanding of $3.5 and $4.2 as of December 31, 2010, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of December 31, 2010, the weighted average interest rate on the IRBs was 0.65%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all covenants as of December 31, 2010.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Maturities

Scheduled maturities of long-term debt outstanding at December 31, 2010, are as follows:

	Years Ended December 31,
	2011	2012	2013	2014	2015	Beyond
ABL facility	$—	$—	$—	$—	$106.0	$—
11 1/8 Senior Secured Notes Due 2015 (Metals USA Notes)	—	—	—	—	226.3	—
IRBs	0.8	0.3	0.4	0.4	0.4	11.1
Capital lease and other obligations	0.3	0.2	0.2	0.1	—	—

Total	$1.1	$0.5	$0.6	$0.5	$332.7	$11.1

10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
Current provision:
Federal	$2.9	$(30.3)	$38.5
State	2.3	1.0	10.2
Foreign	—	—	0.5

	$5.2	$(29.3)	$49.2

Deferred provision (benefit):
Federal	2.8	35.0	(2.4)
State	(1.7)	(2.9)	(0.7)

	1.1	32.1	(3.1)

Total provision (benefit)	$6.3	$2.8	$46.1

The components of earnings (loss) from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2010	2009	2008
United States	$18.8	$6.8	$119.9
Foreign	(1.0)	(0.5)	(1.2)

Earnings (loss) from continuing operations before income taxes	$17.8	$6.3	$118.7

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Years Ended December 31,
	2010	2009	2008
Federal income tax at statutory rates	$6.3	$2.2	$41.5
State taxes, net of federal income tax benefit	0.7	(1.9)	4.6
Nondeductible expenses and other:
Valuation allowance	(2.8)	—	—
Revision of prior years’ tax estimates	1.2	1.4	(1.4)
Other	0.9	1.1	1.4

Total provision (benefit)	$6.3	$2.8	$46.1

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Accounts receivable and inventories	$2.4	$5.2
Accrued liabilities	6.5	7.3
Tax attributes and carryforwards	17.5	20.7
Property and equipment	—	6.4
Intangible assets	0.3	—
Other Comprehensive Income	(0.3)	0.8
Other	10.9	9.9

Total deferred tax assets	37.3	50.3

Deferred tax liabilities:
Foreign DISC	(0.3)	(0.5)
Property and equipment	(76.0)	(78.3)
Intangible assets	—	(0.8)
Deferred Revenue	(30.3)	(30.9)
Other	(1.4)	(1.5)

Total deferred tax liabilities	(108.0)	(112.0)

Valuation allowance	(5.8)	(8.6)

Deferred tax assets (liabilities), net	$(76.5)	$(70.3)

As of December 31, 2010, we recorded both federal and state current net deferred tax assets of $12.0, and we recorded both federal and state non-current deferred tax liabilities of $88.5. As of December 31, 2009, we recorded both federal and state current net deferred tax assets of $14.5, and we recorded both federal and state non-current deferred tax liabilities of $84.8.

As of December 31, 2010 and 2009, we had net operating loss (“NOL”) carry forwards for U.S. federal income taxes of approximately $11.4 and $20.6, respectively, which begin to expire in 2023. Such NOLs and other tax attributes are subject to the Internal Revenue Code Section 382 related to changes in ownership from our 2002 bankruptcy reorganization and the Merger. The lowest applicable annual limitation is approximately

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

$5.7. The NOL carry forwards are based on returns as currently filed. Our tax returns are subject to periodic audit by the various taxing jurisdictions in which we operate. These audits can result in adjustments to taxes due or adjustments to the NOLs which are available to offset future taxable income.

Effective December 1, 2005, and in conjunction with the Merger, deferred tax liabilities of $61.2 were recorded as a result of purchase price adjustments to property and equipment, as well as intangible assets and inventories. Deferred tax assets of $1.2 were recorded as a result of purchase price adjustments to accrued and other long- term liabilities. As of November 30, 2005, the Predecessor Company had tax assets related to pre-bankruptcy goodwill of $16.5. The tax benefits of goodwill amortization will be available to the Company. Under purchase accounting, we have not recorded a deferred tax asset for the future benefit of tax amortization; however, we will apply the tax benefits first as a reduction to goodwill related to the Merger (to zero), then as a reduction of non-current intangible assets related to the Merger as the benefits are realized. In the periods December 31, 2010 and 2009, goodwill was reduced by $2.2 and $2.1, respectively, in connection with the recognition of such tax benefits.

SFAS No. 109 “Accounting for Income Taxes,” which was later codified into ASC Topic 740 “Income Taxes,” (“ASC 740”) requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is adjusted in the periods that we determine the more likely than not standard will or will not be met. A valuation allowance of $5.8 and $8.6 was recorded at December 31, 2010 and 2009, respectively, against state and Canadian net operating loss carry forwards and net deferred tax assets. In 2010, the state NOL valuation allowance decreased by $3.2. Additionally, an increase of $0.4 was recorded against Canadian NOLs that we do not expect to utilize.

Unrecognized Tax Benefits

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is now codified into ASC 740, on January 1, 2007. As a result of the implementation of this accounting pronouncement, we recognized a decrease of $3.1 to the January 1, 2007 balance of retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $10.8. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $3.2 at the date of adoption. As of December 31, 2010 and December 31, 2009, our unrecognized tax benefits totaled $8.7 and $8.8 respectively, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

A reconciliation of the opening and ending balances of the consolidated liability for unrecognized income tax benefits for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$10.9	$8.5	$7.4
Gross increases due to tax positions in prior periods	1.4	0.1	1.7
Gross decreases due to tax positions in prior periods	(0.3)	(0.7)	(0.7)
Gross increases due to tax positions in current period	0.4	1.9	1.2
Gross decreases due to tax positions in current period	—	(0.1)	—
Gross increases due to balance sheet reclassifications	—	1.2	—
Decreases due to lapses of statutes of limitations	(0.8)	—	(1.1)

Balance at end of period	$11.6	$10.9	$8.5

At December 31, 2010, unrecognized tax benefits affected the Company’s effective income tax rate by $1.0. The liability for unrecognized tax benefits was further increased by $0.3 offset with an increase to deferred tax assets to properly report the gross liability for the period ended December 31, 2010. Such reclassification did not materially affect the Company’s financial condition. At December 31, 2009, unrecognized tax benefits affected the Company’s effective income tax rate by $1.2. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes as of December 31, 2010 and December 31, 2009 includes interest and penalties of $2.8 and $2.1, respectively.

11. Stockholders’ Equity

Common Stock

In accordance with our amended and restated certificate of incorporation, we are authorized to issue 140,000,000 shares of common stock, $.01 par value. At December 31, 2010, 37,024,842 shares were issued and outstanding.

Preferred Stock

Also in accordance with our amended and restated certificate of incorporation, Metals USA Holdings is authorized to issue 10,000,000 shares of preferred stock, $.01 par value. At December 31, 2010, no shares of preferred stock were issued and outstanding.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Stock Split and Amended and Restated Certificate of Incorporation

On March 19, 2010, the Company’s Board of Directors approved a 1.7431-for-1 split of the Company’s common stock. The split was effected as a stock dividend on April 5, 2010. The consolidated financial statements as of December 31, 2010 and December 31, 2009 and for the years ended December 31, 2010, 2009, and 2008 as presented herein give retroactive effect to the stock split. In addition, the Company’s Board of Directors approved an increase in the Company’s authorized shares of common stock from 30,000,000 to 140,000,000, pursuant to our amended and restated certificate of incorporation. The amended and restated certificate of incorporation also authorizes the issuance of 10,000,000 shares of preferred stock, $.01 par value per share. Our stockholders approved the amended and restated certificate of incorporation on March 19, 2010.

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

12. Stock-Based Compensation

Total stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $1.2, $0.4, and $1.1 respectively. Stock-based compensation expense is included in our condensed consolidated statements of operations in “Selling, general and administrative expense.”

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

Tranche A Options

The weighted average grant-date fair value of Tranche A options outstanding as of December 31, 2010 was calculated using the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.9%
Risk free interest rate	4.3 - 4.6%
Expected life of options (in years)	6.5

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following is a summary of stock option activity for Tranche A options for the year ended December 31, 2010:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2009	$3.66	$3.18		417,616
Granted	—	—		—
Exercised	3.98	2.30		(8,236)
Canceled or expired	3.98	2.30		(4,444)

Balance, December 31, 2010	$3.65	$3.20	5.0	404,936

Vested and Exercisable as of:
December 31, 2010		$3.20	5.0	384,753

A summary of Tranche A nonvested stock options for the year ended December 31, 2010 is presented below:

	Weighted Average Grant - Date Fair Value	Number of Options
Nonvested at December 31, 2009	$3.90	159,863
Granted	—	—
Vested	3.90	(138,792)
Canceled or expired	3.98	(888)

Nonvested at December 31, 2010	$3.85	20,183

As of December 31, 2010, all compensation cost associated with the Tranche A options had been recognized. The aggregate intrinsic value of the outstanding Tranche A options was $4.9 as of December 31, 2010.

Tranche B Options

The weighted average grant-date fair value of Tranche B options outstanding as of December 31, 2010 was calculated using the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.3%
Risk free interest rate	5%
Expected life of options (in years)	8.0

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following is a summary of stock option activity for Tranche B options for the year ended December 31, 2010:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2009	$3.97	$2.30		68,986
Granted	—	—		—
Exercised	3.98	2.30		(13,726)
Canceled or expired	3.98	2.30		(4,444)

Balance, December 31, 2010	$3.97	$2.30	4.9	50,816

Vested and Exercisable as of:
December 31, 2010		$2.30	4.9	50,816

All Tranche B stock options outstanding as of December 31, 2010 are fully vested and exercisable. As of December 31, 2010, all compensation cost associated with the Tranche B options had been recognized. The aggregate intrinsic value of the outstanding Tranche B options was $0.7 as of December 31, 2010.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The fair value of the 2010 Plan option awards was estimated on the date of grant using a Black-Scholes option valuation model using the following valuation assumptions:

Expected dividend yield	0%
Expected stock price volatility	62.5%
Risk free interest rate	1.51%
Expected life (in years)—management options	5.0
Expected life (in years)—Board of Director options	4.0
Exercise price	$13.17

The following is a summary of stock option activity for the 2010 Plan options for the year ended December 31, 2010:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2009	$—	$—		—
Granted	6.94	13.17		632,000
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, December 31, 2010	$6.94	$13.17	9.5	632,000

Vested and Exercisable as of:
December 31, 2010		$—	—	—

As of December 31, 2010, outstanding options granted under the 2010 Plan had an aggregate intrinsic value of $1.3, with approximately $3.6 of total unrecognized compensation expense remaining to be amortized over a weighted average period of 3.4 years.

Restricted Stock

On September 13, 2010, pursuant to the 2010 Plan, 130,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years retroactive to July 1, 2010, while the awards granted to the members of our Board of Directors vest ratably over three years retroactive to July 1, 2010. The fair value of the restricted stock granted was $13.17 per share, determined based on the fair market value of the Company’s common stock on the grant date. As of December 31, 2010, approximately $1.5 of total unrecognized compensation expense was expected to be recognized over a weighted average period of 3.3 years.

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

The following tables summarize financial information regarding segments:

	Plates and Shapes	Flat Rolled and Non- Ferrous	Building Products	Corporate and Other	Total
Year Ended December 31, 2010:
Net sales	$538.0	$680.5	$83.0	$(9.4)	$1,292.1
Operating income (loss)	38.4	45.3	(0.6)	(22.9)	60.2
Capital expenditures	2.3	0.7	—	1.0	4.0
Depreciation and amortization(1)	9.2	7.0	2.4	1.2	19.8
Year Ended December 31, 2009:
Net sales	$523.0	$490.7	$93.2	$(8.2)	$1,098.7
Operating income (loss)	(14.8)	16.5	(3.9)	(19.9)	(22.1)
Capital expenditures	3.3	0.5	—	0.3	4.1
Depreciation and amortization(1)	9.8	6.9	2.8	1.7	21.2
Year Ended December 31, 2008:
Net sales	$1,161.2	$882.9	$126.0	$(13.9)	$2,156.2
Operating income (loss)	170.7	78.2	(9.1)	(33.4)	206.4
Capital expenditures	8.6	2.2	0.7	0.7	12.2
Depreciation and amortization(1)	9.2	7.1	2.9	4.4	23.6

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

	December 31,
	2010	2009
Total Assets:
Plates and Shapes	$328.1	$291.3
Flat Rolled and Non-Ferrous	329.8	228.4
Building Products	38.7	43.2
Corporate and Other	48.9	64.9

Consolidated	$745.5	$627.8

Goodwill:
Plates and Shapes	$14.9	$15.2
Flat Rolled and Non-Ferrous	24.4	20.5
Building Products	2.2	2.1
Corporate and Other	5.8	7.8

Consolidated	$47.3	$45.6

The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. The reconciliation of operating income (loss) to income (loss) before taxes and discontinued operations is shown within the Consolidated Statements of Operations and therefore is not separately presented.

We test for goodwill impairment annually at the reporting unit level using a fair value approach, in accordance with accounting guidance for “Goodwill.” During the fourth quarter of 2010, we changed the date of our annual impairment test from December 31 to October 31. The change was preferable in order to alleviate resource constraints that exist in connection with the Company’s year-end closing and financial reporting process. Accordingly, in order to meet our reporting deadlines and to provide additional time to complete the analysis each year, the annual impairment testing date was changed to an earlier date in the fourth quarter. As it was impracticable to objectively determine operating and valuation estimates for periods prior to October 31, 2010, the Company has prospectively applied the change in annual impairment test date from October 31, 2010. The Company does not believe this change would have delayed, accelerated, or avoided an impairment charge and the result of the October 31, 2010 test was that there was no impairment.

Changes in goodwill for the year ended December 31, 2010 are primarily related to our acquisitions of J. Rubin and ORMS, which added $3.5 and $0.4 of goodwill, respectively, to our Flat Rolled and Non-Ferrous segment. Other changes in goodwill for the year ended December 31, 2010, are primarily attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City Metal Services (“Port City”), which were taxable business combinations. Goodwill recorded at the Building Products Group was increased by $0.1 for the year ended December 31, 2010 due to the effect of foreign currency.

We recognized a $4.2 charge during the year ended December 31, 2008 related to the impairment of goodwill associated with our building products business, which was recorded at the Corporate Segment. Such amount represents the cumulative goodwill impairment we have recognized on goodwill recorded in connection with the Merger, as well as the acquisitions of Port City, Allmet, and Lynch Metals.

We were not required to recognize any write-downs caused by the application of lower of cost or market accounting rules during 2010. We recorded write-downs of $43.9 and $9.5 in our Plates and Shapes Group and

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Flat Rolled and Non-ferrous Groups, respectively, for inventory lower of cost or market adjustments during 2009. During the fourth quarter of 2008, we recorded write-downs of $5.8 and $1.0 in our Plates and Shapes Group and Flat Rolled and Non-Ferrous Groups, respectively, for inventory lower of cost or market adjustments.

Our areas of operations are solely in the U.S. and Canada. No domestic or foreign geographic area is significant to the consolidated operations. Export sales were $13.6, $16.6 and $30.9 for the years ended December 31, 2010, 2009 and 2008, respectively.

We have a broad customer base within the U.S. with no single customer being significant to consolidated operations. For the years ended December 31, 2010, 2009, and 2008, sales to any one customer did not exceed 10% of consolidated revenues.

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

The Company’s matching contributions for both plans for the years ended December 31, 2010, 2009 and 2008 were $0.6, $1.0 and $1.9, respectively.

15. Commitments and Contingencies

Operating Lease Agreements

We lease certain office space, warehouse space and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2010 are as follows:

Years Ended December 31,	Minimum Rental Commitments
2011	$13.8
2012	8.7
2013	6.0
2014	4.4
2015	4.0
Thereafter	5.2

Total minimum lease payments	$42.1

Rental expense for operating leases was $14.2, $16.8 and $16.8 for the years ended December 31, 2010, 2009 and 2008, respectively.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of December 31, 2010, our total withdrawal liability, including interest and amortization charges, amounted to approximately $6.7.

Letters of Credit

Letters of credit outstanding at December 31, 2010 consist of a letters of credit in the amount of $11.3 in conjunction with the IRBs (see Note 9) and other letters of credit aggregating $11.7 (total letters of credit of $23.0 at December 31, 2010). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

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

The advisory agreement would have terminated on December 31, 2012; however, Apollo elected to terminate the advisory agreement in connection with the completion of the Company’s IPO in April 2010 (see Note 11). The payment obligation was terminated in consideration of $2.5. Unamortized deferred advisory fees of $3.3 were charged to expense during the second quarter of 2010.

17. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, including the weighted average impact of any shares issued during the year. Diluted earnings per share calculations also include the dilutive effect of stock options and non-vested restricted stock.

The weighted average number of shares used to determine basic and diluted earnings per share was:

	Years Ended December 31,
	2010	2009	2008
Weighted average shares outstanding—basic	33,795,375	24,614,953	24,538,490
Effect of dilution:
Stock options	307,440	—	797,572

Weighted average shares outstanding—diluted	34,102,815	24,614,953	25,336,062

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

18. Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2010 and 2009 is as follows:

	2010 Quarter Ended				2009 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$323.9	$345.3	$335.0	$287.9	$245.3	$255.4	$267.8	$330.2
Operating income (loss)	11.2	18.9	17.4	12.7	5.2	12.7	(19.1)	(20.9)
Net income (loss)	3.1	5.8	2.5	0.1	(4.4)	(1.8)	13.8	(4.1)
Net income (loss) per share:
Income (loss) per share – basic	$0.08	$0.16	$0.07	$—	$(0.18)	$(0.07)	$0.56	$(0.17)
Income (loss) per share – diluted	$0.08	$0.16	$0.07	$—	$(0.18)	$(0.07)	$0.56	$(0.17)

19. Subsequent Event

On March 11, 2011, we acquired 100% of the outstanding common shares of The Richardson Trident Company (“Trident”). Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. The Company operates under The Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, Austin, El Paso, Harlingen and Odessa, Texas; Tulsa, Oklahoma; Olathe, Kansas; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia. The purchase price for Trident was $92.6, which included $54.2 for the repayment of Trident debt at closing and $1.8 in the form of a note payable. The purchase was funded with borrowings under the ABL facility.

Trident provides a broad range of metals and processing services with a product mix that emphasizes aluminum, stainless steel and nickel. The majority of Trident’s customer base operates in the oil and gas services sector. Processing services include precision sawing, boring, honing, slitting, sheeting, shearing and tuning. Trident also offers supply chain solutions such as just-in-time delivery and value-added components required by original equipment manufacturers. As a result of the acquisition, we expect to expand our position as a leading integrated metals processor and distributor in additional markets, as well as enhance our non-ferrous and value-added processing product and service offerings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed. There have been no changes in our internal controls during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls since the most recent evaluation of these controls as reported in our Form 10-Q for the period ended September 30, 2010, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, additional information on directors, executive officers and corporate governance of the Registrant is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2010.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2010.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions, and director independence is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2010.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, information on principal accountant fees and services is incorporated herein by reference from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements:

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or Notes thereto or is not applicable.

(b) Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 96), which index is incorporated herein by reference.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

BALANCE SHEETS (Unconsolidated)

(in millions, except share amounts)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$1.3	$0.5
Receivable from subsidiaries	9.6	—
Income taxes receivable	1.1	7.3

Total current assets	12.0	7.8
Note receivable from Flag Intermediate Holdings Corporation	47.0	—
Other assets, net	—	0.9
Investment in Flag Intermediate Holdings Corporation	158.1	141.1

Total assets	$217.1	$149.8

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$—	$0.1
Accrued liabilities	—	4.4

Total current liabilities	—	4.5
Long-term debt	—	161.1
Deferred income tax liability	26.0	27.9

Total liabilities	26.0	193.5

Stockholders’ Equity (Deficit):
Preferred stock, $0.1 par value, 10,000,000 shares authorized, none issued or outstanding at December 31, 2010	—	—
Common stock, $.01 par value, 140,000,000 shares authorized, 37,024,842 and 25,576,563 issued and outstanding at December 31, 2010, and December 31, 2009, respectively	0.4	0.2
Additional paid-in capital	229.8	7.5
Accumulated other comprehensive income (loss)	0.4	(0.4)
Retained deficit	(39.5)	(51.0)

Total stockholders’ equity (deficit)	191.1	(43.7)

Total liabilities and stockholders’ equity (deficit)	$217.1	$149.8

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

STATEMENTS OF OPERATIONS (Unconsolidated)

(in millions)

	Years Ended
	2010	2009	2008
Interest and other income (expense), net	$1.7	$0.1	$(0.6)
Interest expense	3.5	18.6	33.4
(Gain) loss on extinguishment of debt	3.5	(78.5)	—
Equity of earnings (loss) of subsidiaries	14.9	(35.7)	93.4

Income before income taxes	9.6	24.3	59.4
Provision (benefit) for income taxes	(1.9)	20.8	(13.2)

Net income	$11.5	$3.5	$72.6

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

STATEMENTS OF CASH FLOWS (Unconsolidated)

(in millions)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$11.5	$3.5	$72.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in (earnings) losses of subsidiaries	(14.9)	35.7	(93.4)
Loss (gain) on extinguishment of debt	3.5	(78.5)	—
Amortization of bond discounts and debt issuance costs	0.1	1.6	2.8
Deferred income taxes	(1.9)	27.9	—
Non-cash interest on PIK option	6.2	21.0	—
Cash payment of interest on PIK option	(23.2)	—	—
Dividends received from subsidiaries	—	—	87.5
Decrease (increase) in income taxes receivable and other assets	2.7	(5.2)	3.8
Increase (decrease) in payable to subsidiaries	—	0.5	—
Decrease (increase) in receivable from subsidiaries	(9.6)
Increase (decrease) in accounts payable and accrued liabilities	(4.5)	(5.1)	0.6
Other operating	3.4	(6.4)	—

Net cash (used in) provided by operations	(26.7)	(5.0)	73.9

Cash flows from investing activities:
Investments in and net advances from (to) subsidiaries	—	—	—

Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Repayments of Senior Unsecured Notes	(146.7)	(70.3)	—
Exercise of stock options	—	2.7	—
Net proceeds from initial public stock offering	221.2	—	—
Advances to subsidiary	(47.0)	—	—
Deferred financing costs	—	—	(0.2)
Other financing	—	(0.6)	—

Net cash provided by (used in) financing activities	27.5	(68.2)	(0.2)

Net increase (decrease) in cash	0.8	(73.2)	73.7
Cash, beginning of period	0.5	73.7	—

Cash, end of period	$1.3	$0.5	$73.7

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

2. Debt

Debt consists of the following:

	December 31,
	2010	2009
Senior Floating Rate Toggle Notes due 2012 (2007 Notes)	$—	$161.1

Total debt	$—	$161.1

Senior Floating Rate Toggle Notes due 2012

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”).

On April 14, 2010, Metals USA Holdings called for redemption of all of its remaining outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 as of the date thereof. The redemption price of the 2007 Notes was 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to but not including May 14, 2010 (the “Redemption Date”). All of the 2007 Notes were redeemed on the Redemption Date. The Company did not incur any early termination penalties in connection with the redemption of the 2007 Notes. The Company used a portion of the net proceeds from its initial public offering of common stock (the “IPO”), as described more fully in Note 3 below, to finance the redemption. The aggregate cash payment for the redemption, including accrued and unpaid interest, was approximately $170.9. During the second quarter of 2010, $1.1 and $2.4 of unamortized deferred financing costs and original issue discount, respectively, were written off and charged to expense in connection with the redemption of the 2007 Notes.

3. Stockholders’ Equity

Common Stock

In accordance with our amended and restated certificate of incorporation, we are authorized to issue 140,000,000 shares of common stock, $.01 par value. At December 31, 2010, 37,024,842 shares were issued and outstanding.

Preferred Stock

Also in accordance with our amended and restated certificate of incorporation, Metals USA Holdings is authorized to issue 10,000,000 shares of preferred stock, $.01 par value. At December 31, 2010, no shares of preferred stock were issued and outstanding.

Stock Split and Amended and Restated Certificate of Incorporation

On March 19, 2010, the Company’s Board of Directors approved a 1.7431-for-1 split of the Company’s common stock. The split was effected as a stock dividend on April 5, 2010. The consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008, as presented herein give retroactive effect to the stock split. In addition, the Company’s Board of Directors approved an increase in the Company’s authorized shares of common stock from 30,000,000 to 140,000,000, pursuant to our amended and restated certificate of incorporation. The amended and restated certificate of incorporation also authorizes the issuance of 10,000,000 shares of preferred stock, $.01 par value per share. Our stockholders approved the amended and restated certificate of incorporation on March 19, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2011.

METALS USA HOLDINGS CORP.

By:	/S/ C. LOURENCO GONCALVES
C. Lourenco Goncalves, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2011.

Signature	Title

/S/ C. LOURENCO GONCALVES C. Lourenco Goncalves	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/S/ M. ALI RASHID M. Ali Rashid	Director

/S/ ERIC L. PRESS Eric L. Press	Director

/S/ MATTHEW R. MICHELINI Matthew R. Michelini	Director

/S/ JOHN T. BALDWIN John T. Baldwin	Director

/S/ MARK A. SLAVEN Mark A. Slaven	Director

/S/ LARRY K. POWERS Larry K. Powers	Director

/S/ ROBERT C. MCPHERSON, III Robert C. McPherson, III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DANIEL L. HENNEKE Daniel L. Henneke	Vice President and Controller (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated May 18, 2005 between Metals USA, Inc., Flag Acquisition Corporation and Flag Intermediate Corporation (filed as Exhibit 2.1 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

3.1	Amended and Restated Certificate of Incorporation of Metals USA Holdings Corp. (filed as Exhibit 3.1 to Metals USA Holdings Corp.’s Form 8-K filed on April 6, 2010)

3.2	Bylaws of Metals USA Holdings Corp. (filed as Exhibit 3.2 to Metals USA Holdings Corp.’s Form S-1/A on March 19, 2010)

4.1*	Indenture, dated July 10, 2007, between Metals USA Holdings Corp. and Wells Fargo Bank, N.A., as trustee

4.2*	Registration Rights Agreement, dated as of July 10, 2007, by and among Metals USA Holding Corp. and UBS Securities LLC

10.1	Indenture, dated November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as trustee and Notes Collateral Agent (filed as Exhibit 4.6 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.2	Supplemental Indenture dated as of November 30, 2005, among Metals USA, Inc., Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.9 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.3	Second Supplemental Indenture, dated as of March 30, 2006, among MUSA Newark, LLC, Metals USA, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.10 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.4	Third Supplemental Indenture, dated as of June 20, 2006, among Metals USA International Holdings, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.11 to Amendment No. 3 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on August 1, 2006)

10.5	Amended and Restated Loan and Security Agreement, dated as of December 17, 2010, among each of the Lenders party thereto, Bank of America, N.A., as the Administrative Agent and the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto (filed as Exhibit 10.1 to Metals USA Holdings Corp.’s Form 8-K filed on December 23, 2010)

10.6	Employment Agreement, dated September 13, 2010, between Metals USA Holdings Corp. and C. Lourenco Goncalves (filed as Exhibit 10.1 to Metals USA Holdings Corp.’s Form 8-K filed on September 16, 2010)

10.7	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and Robert C. McPherson, III (filed as Exhibit 10.3 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.8	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Roger Krohn (filed as Exhibit 10.4 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

Exhibit Number	Description

10.9	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and David Martens (filed as Exhibit 10.5 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.10	Management Agreement, dated as of November 30, 2005, between Metals USA, Inc., Flag Holdings Corporation and Apollo Management V, L.P. (filed as Exhibit 10.8 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.12	Management Deferred Compensation Plan (filed as Exhibit 10.11 to Flag Intermediate Holdings Corporation’s Annual Report for the year ended December 31, 2006 on Form 10-K (File No. 333-132918) filed on March 12, 2007)

10.13	2010 Long Term Incentive Plan (filed as Exhibit 10.23 to Metals USA Holdings Corp.’s Form S-1/A filed on March 19, 2010)

10.14#	Amended and Restated Investors Rights Agreement, dated as of April 13, 2010, between Metals USA Holdings Corp. and Apollo Management V, L.P. and its Affiliates.

12.1#	Computation of Ratio of Earnings to Fixed Charges

18.1#	Preferability letter dated March 16, 2011 from Independent Registered Public Accounting Firm

21.1#	List of Subsidiaries of Metals USA Holdings Corp.

23.1#	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated March 16, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated March 16, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated March 16, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated March 16, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	incorporated by reference to the exhibits to Metals USA Holdings Corp.’s Registration Statement on Form S-4 filed September 19, 2007
#	filed herewith