Form 10-Q
period 2011-09-30
METALS USA HOLDINGS CORP.
filed 2011-11-14
CIK 1362491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of common stock outstanding at November 14, 2011 of Metals USA Holdings Corp.: 37,058,507

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

METALS USA HOLDINGS CORP. AND

SUBSIDIARIES

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash	$13.4	$16.6
Accounts receivable, net of allowance of $6.7 and $5.9, respectively	235.2	149.3
Inventories	383.7	290.8
Deferred income tax asset	9.2	12.0
Prepayments and other	4.5	9.8

Total current assets	646.0	478.5
Property and equipment, net	241.4	198.8
Intangible assets, net	27.2	7.4
Goodwill	53.6	47.3
Other assets	14.4	13.5

Total assets	$982.6	$745.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$94.8	$66.6
Accrued liabilities	40.4	30.6
Current portion of long-term debt	1.0	1.1

Total current liabilities	136.2	98.3
Long-term debt, less current portion	483.6	345.4
Deferred income tax liability	97.6	88.5
Other long-term liabilities	22.5	22.2

Total liabilities	739.9	554.4

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 37,059,236 issued and 37,058,507 outstanding at September 30, 2011, and 37,024,842 issued and outstanding at December 31, 2010	0.4	0.4
Additional paid-in capital	231.0	229.8
Retained earnings (accumulated deficit)	11.1	(39.5)
Accumulated other comprehensive income	0.2	0.4

Total stockholders’ equity	242.7	191.1

Total liabilities and stockholders’ equity	$982.6	$745.5

See notes to unaudited condensed consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$492.3	$345.3	$1,430.2	$968.2
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	379.8	268.9	1,092.4	744.5
Operating and delivery	44.0	33.5	131.0	97.7
Selling, general and administrative	28.3	19.6	83.0	60.4
Depreciation and amortization	5.0	4.4	15.4	13.4
Gain on sale of property and equipment	(0.1)	—	—	(0.1)
Advisory agreement termination charge	—	—	—	3.3

Operating income	35.3	18.9	108.4	49.0
Other expense:
Interest expense	9.3	8.7	27.6	29.9
Loss on extinguishment of debt	—	—	—	3.5
Other expense, net	0.1	—	0.1	—

Income before income taxes	25.9	10.2	80.7	15.6
Provision for income taxes	9.2	4.4	30.1	7.2

Net income	$16.7	$5.8	$50.6	$8.4

Income per share:
Income per share—basic	$0.45	$0.16	$1.37	$0.26

Income per share—diluted	$0.45	$0.16	$1.36	$0.26

Number of common shares used in the per share calculation:
Basic	37.1	37.0	37.0	32.7

Diluted	37.3	37.3	37.3	33.0

See notes to unaudited condensed consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$50.6	$8.4
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of property and equipment	—	(0.1)
Provision for bad debts	2.2	1.3
Depreciation and amortization	16.9	14.9
Loss on extinguishment of debt	—	3.5
Amortization of debt issuance costs and discounts on long-term debt	2.1	2.9
Deferred income taxes	11.9	1.5
Stock-based compensation	1.2	0.7
Excess tax benefit from stock-based compensation	—	(0.1)
Non-cash interest on PIK option	—	6.2
Cash payment of interest on PIK option	—	(23.2)
Advisory agreement termination charge	—	3.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(70.9)	(32.8)
Inventories	(74.8)	(43.2)
Prepayments and other	5.4	2.2
Accounts payable and accrued liabilities	14.6	5.2
Other	2.2	1.6

Net cash used in operating activities	(38.6)	(47.7)

Cash flows from investing activities:
Sales of assets	0.2	0.2
Purchases of assets	(10.1)	(2.2)
Acquisition costs, net of cash acquired	(88.1)	(19.0)

Net cash used in investing activities	(98.0)	(21.0)

Cash flows from financing activities:
Borrowings on credit facility	180.1	60.0
Repayments on credit facility	(42.7)	(59.5)
Repayments of long-term debt	(1.1)	(146.7)
Deferred financing costs	(2.9)	—
Excess tax benefit from stock-based compensation	—	0.1
Net proceeds from initial public stock offering	—	221.2

Net cash provided by financing activities	133.4	75.1

Net (decrease) increase in cash	(3.2)	6.4
Cash, beginning of period	16.6	6.0

Cash, end of period	$13.4	$12.4

Supplemental cash flow information:
Cash paid for interest	$21.4	$44.4

Cash paid for income taxes	$15.8	$1.0

Cash received for income taxes	$(0.4)	$(16.4)

Investments in property and equipment not paid	$0.1	$0.1

See notes to unaudited condensed consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

1. Basis of Presentation and Summary of Significant Accounting Policies

Metals USA Holdings Corp. (“Metals USA Holdings”) and its wholly-owned subsidiaries, Flag Intermediate Holdings Corporation (“Flag Intermediate”) and Metals USA, Inc. (“Metals USA”) are referred to collectively herein as the “Company,” “we” or “our.” Metals USA prior to its November 30, 2005 acquisition by Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo” or “Apollo V”) (the “Merger”) is referred to herein as the “Predecessor Company.” The condensed consolidated financial statements include the accounts of Metals USA Holdings, Flag Intermediate, and Metals USA and its subsidiaries. Intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Interest rate swaps	$0.6	$—	$0.6	$—

	December 31, 2010
Interest rate swaps	$2.3	$—	$2.3	$—

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and, accordingly, the recorded values are believed by management to approximate fair value. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of the Company’s debt that is not traded and is fixed-rate is estimated by discounting the interest payments and principal amount at the Company’s current borrowing rate (yield to maturity). For floating rate debt that is not traded, fair value is not sensitive to interest rates since coupons float with Treasury or London Interbank Offered Rate (“LIBOR”) yields, and book value is a reasonable approximation of fair value after considering the stability of the Company’s default risk. The estimated fair value of current and long-term debt at September 30, 2011 and December 31, 2010 was $488.6 and $357.5, respectively.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”) which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have disclosed the required information in accordance with ASU 2010-29 as it relates to the Trident acquisition described in Note 2 below.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which will amend some of the guidance in ASC Topic 220 “Comprehensive Income” regarding how companies must present comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either a single statement or two separate statements. A single statement would contain the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for all comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for all comprehensive income. The ASU is intended to increase

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

the prominence of other comprehensive income in financial statements and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-05 are to be applied retrospectively. For public entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company expects to include the expanded disclosures about comprehensive income within its financial statements beginning in the first quarter of 2012. ASU 2011-05 impacts presentation only and will have no effect on the Company’s financial condition, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) which amends the guidance in ASC Topic 350 “Intangibles—Goodwill and Other” on testing goodwill for impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. ASU 2008-11 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the provisions of ASU 2011-08 to have a material impact on its financial statements.

2. Acquisitions

The Richardson Trident Company

On March 11, 2011, we acquired all of the issued and outstanding stock of The Richardson Trident Company (“Trident”). Trident’s results of operations have been included in the condensed consolidated statement of operations since the date of acquisition. Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. Trident operates under The Richardson Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, Austin, El Paso, Harlingen and Odessa, Texas; Tulsa, Oklahoma; Olathe, Kansas; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia. The Company paid $90.4 in cash for the stock of Trident, which included $54.2 for the repayment of Trident debt, and $1.8 in the form of a note payable, for a total purchase price of $92.2. The purchase was funded with borrowings under our $500.0 amended and restated senior secured asset-based credit facility due 2015 (the “ABL facility”).

The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $8.2, which was allocated to goodwill. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Metals USA and Trident. All of the goodwill was assigned to the Company’s Flat Rolled and Non-Ferrous Segment (see Note 4). The Trident acquisition was a taxable business combination and as such, the entire amount of the goodwill recognized is expected to be deductible for income tax purposes.

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

Cash	$2.3
Accounts receivable, trade	17.2
Inventories	18.1
Other current assets	0.1
Property and equipment	47.8
Customer list intangible asset	19.0
Trade name intangible asset	3.3
Goodwill	8.2

Total assets acquired	116.0

Accounts payable and accrued liabilities	23.8
Note payable	1.8

Total liabilities assumed	25.6

Net assets acquired	$90.4

Results for the nine months ended September 30, 2011 include operating results from the Trident acquisition from the date of the acquisition closing. Trident contributed $42.6 and $90.9 of incremental sales and $3.1 and $6.1 of incremental operating income for the three and nine months ended September 30, 2011, respectively. Acquisition-related costs for the nine months ended September 30, 2011 amounted to approximately $1.5 and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The customer list intangible asset will be amortized on an accelerated basis over twelve years based on its estimated useful life.

Trident provides a broad range of metals and processing services with a product mix that emphasizes aluminum, stainless steel and nickel. The majority of Trident’s customer base operates in the oil and gas services sector. Trident also serves customers in the aerospace, defense and transportation industries. Processing services include precision sawing, boring, honing, slitting, sheeting, shearing and turning. Trident also offers supply chain solutions such as just-in-time delivery and value-added components required by original equipment manufacturers. As a result of the acquisition, we expect to increase our non-ferrous and value-added processing product and service offerings in the geographic areas and end markets that Trident currently serves.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$492.3	$384.2	$1,456.0	$1,078.9
Net income	$16.7	$7.0	$50.9	$7.8
Earnings per share—basic	$0.45	$0.19	$1.37	$0.24
Earnings per share—diluted	$0.45	$0.19	$1.36	$0.24

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Ohio River Metal Services

On December 31, 2010, we acquired all of the issued and outstanding stock of Ohio River Metal Services (“ORMS”), located in Jeffersonville, Indiana. The results of operations of ORMS have been included in the condensed consolidated statement of operations since the date of acquisition. ORMS operates a flat rolled metal service center that provides metal products and processing services to customers throughout the Ohio River Valley area. The purchase price for ORMS was $17.9, including the assumption of $8.4 of long-term debt, and was funded with borrowings under the ABL facility. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $0.4, which was allocated to goodwill. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Cash	$0.5
Accounts receivable, trade	2.6
Inventories	4.9
Other current assets	0.1
Property and equipment	18.3
Fulfillment contract intangible asset	0.8
Goodwill	0.4

Total assets acquired	27.6

Accounts payable and accrued liabilities	5.7
Long-term debt	8.4
Interest rate swaps	0.6
Deferred tax liabilities	3.3
Other noncurrent liabilities	0.1

Total liabilities assumed	18.1

Net assets acquired	$9.5

The fulfillment contract intangible asset will be amortized on a straight-line basis over fifteen years based on its estimated useful life. The pro forma effects of the ORMS acquisition would not have been material to our results of operations for the three and nine months ended September 30, 2010 and, therefore, are not presented.

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

The customer list intangible asset is being amortized on an accelerated basis over ten years based on its estimated useful life. The pro forma effects of the J. Rubin acquisition would not have been material to our results of operations for the three and nine months ended September 30, 2010 and, therefore, are not presented.

3. Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Raw materials—
Plates and Shapes	$151.5	$138.6
Flat Rolled and Non-Ferrous	177.1	108.3
Building Products	5.6	5.4

Total raw materials	334.2	252.3

Work-in-process and finished goods—
Flat Rolled and Non-Ferrous	37.6	29.3
Building Products	11.9	9.2

Total work-in-process and finished goods	49.5	38.5

Total inventories	$383.7	$290.8

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

4. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2011 are as follows:

	As of December 31, 2010	Acquisitions/ Purchase Accounting Adjustments	Realization of Tax Benefits	As of September 30, 2011
Plates and Shapes
Gross Goodwill and Carrying Amount of Goodwill	$14.9	$—	$(0.3)	$14.6

Flat Rolled and Non-Ferrous
Gross Goodwill and Carrying Amount of Goodwill	24.4	8.2	—	32.6

Building Products
Gross Goodwill and Carrying Amount of Goodwill	2.2	—	—	2.2

Corporate
Gross Goodwill	10.0	—	(1.6)	8.4
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	5.8	—	(1.6)	4.2

Consolidated Total
Gross Goodwill	51.5	8.2	(1.9)	57.8
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	$47.3	$8.2	$(1.9)	$53.6

Additions to goodwill recorded at the Flat Rolled and Non-Ferrous segment for the nine months ended September 30, 2011 are attributable to the Trident acquisition, which closed on March 11, 2011, discussed in Note 2. Reductions to goodwill at the Corporate and Plates and Shapes segments for the nine months ended September 30, 2011 are due to the realization of tax benefits for tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City Metal Services (“Port City”) in May 2006, both of which were taxable business combinations.

The carrying amounts of the Company’s intangible assets are as follows:

	September 30, 2011	December 31, 2010
Customer lists	$61.8	$42.8
Less: Accumulated amortization	(41.0)	(38.8)

	$20.8	$4.0

Trade names	$6.6	$3.3
Less: Accumulated amortization	(1.0)	(0.7)

	$5.6	$2.6

Fulfillment contract	$0.8	$0.8
Less: Accumulated amortization	—	—

	$0.8	$0.8

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

During the nine months ended September 30, 2011, we acquired $19.0 of customer list intangible assets and $3.3 of trade name intangible assets as a result of the Trident acquisition discussed in Note 2.

Aggregate amortization expense for the three months ended September 30, 2011 and 2010 was $0.6 and $0.9, respectively. Aggregate amortization expense for the nine months ended September 30, 2011 and 2010 was $2.4 and $3.0, respectively.

Aggregate remaining amortization of our intangible assets is as follows:

For the Year Ending December 31,	Estimated Amortization Expense
2011 (remaining 3 months)	$0.6
2012	$3.6
2013	$3.5
2014	$3.3
2015	$3.0
Thereafter	$13.2

5. Derivatives

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitled us to receive quarterly payments of interest at a floating rate indexed to three-month LIBOR and pay a fixed rate that ranged from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from the Company’s ABL facility interest rate swaps which were recognized in earnings during the nine months ended September 30, 2011 amounted to $0.1 of additional interest expense, consisting of $1.8 of settlements, offset by $1.7 of changes in the fair value of derivatives. The Company’s ABL facility interest rate swaps expired during the second quarter of 2011.

In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010 (see Note 2), entered into two separate interest rate swap agreements in connection with the Jeffersonville, Indiana Industrial Revenue Bonds (“IRBs”) discussed in Note 8. The notional amounts under these swaps correspond to the principal amounts of the IRBs, which were a combined $7.1 as of September 30, 2011, and are reduced on an annual basis as the IRBs are redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized losses from the Company’s Jeffersonville IRB interest rate swaps recognized in earnings during the nine months ended September 30, 2011 were $0.3, with approximately $0.2 of settlements and $0.1 of changes in the fair value of derivatives.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following table presents the location within the condensed consolidated balance sheet of all assets and liabilities associated with the Company’s outstanding derivatives at September 30, 2011 and December 31, 2010.

Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at September 30, 2011	Fair Value at December 31, 2010	Fair Value at September 30, 2011	Fair Value at December 31, 2010
Interest rate swaps	Accrued liabilities	$—	$—	$—	$1.9
	Other long-term liabilities	—	—	0.6	0.4

Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$0.6	$2.3

Total Derivatives		$—	$—	$0.6	$2.3

The following tables present the pretax impact of the Company’s derivative instruments within the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010. Pretax realized gains and losses from derivatives which are recognized in earnings are included in interest expense in the condensed consolidated statements of operations.

	Derivatives Not Designated as Hedging Instruments
	Amount Recognized as Interest Expense from Derivatives
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest rate swaps	$0.2	$0.7	$0.3	$2.4

The Company’s credit exposure related to interest rate swaps is represented by the fair value of swap agreements with a net positive fair value (asset position) to the Company at the reporting date. At such times, the outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparty to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. Our credit risk exposure with respect to our interest rate swaps is limited to a single counterparty, which we monitor based on credit ratings. As of September 30, 2011, our interest rate swap derivatives had net negative fair values (liability positions).

6. Other Assets

Other assets consist of the following:

	September 30, 2011	December 31, 2010
Deferred financing costs	$10.2	$8.9
Deferred debt offering costs	3.0	3.6
Other	1.2	1.0

Total other assets	$14.4	$13.5

Aggregate amortization of debt issuance costs for the three and nine months ended September 30, 2011 was $0.7 and $2.1, respectively. Aggregate amortization of debt issuance costs for the three and nine months ended

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

September 30, 2010 was $0.8 and $2.7, respectively. For the nine months ended September 30, 2010, $1.1 of deferred debt issuance cost amortization was accelerated in connection with the extinguishment of debt during the period.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
Salaries and employee benefits	$14.8	$10.8
Income taxes	3.2	2.1
Taxes, other than income	4.2	2.8
Interest	8.9	3.3
Insurance	5.5	5.2
Audit and tax fees	0.8	0.5
Warranty liability	0.6	0.5
Lease terminations	0.2	0.4
Merger consideration—Predecessor Company common shares outstanding	—	0.6
Current portion of interest rate swap liability	—	1.9
Other	2.2	2.5

Total accrued liabilities	$40.4	$30.6

8. Debt

Debt consists of the following:

	September 30, 2011	December 31, 2010
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$243.4	$106.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	226.3
Industrial Revenue Bonds (IRBs)	12.8	13.4
Obligations under capital leases and other	2.1	0.8

Total debt	484.6	346.5
Less—current portion of debt	1.0	1.1

Total long-term portion of debt	$483.6	$345.4

The weighted average interest rates under the ABL facility for the three and nine months ended September 30, 2011 were 2.62% and 2.93%, respectively. The weighted average interest rates under the ABL facility for the three and nine months ended September 30, 2010 were 2.19% and 2.09%, respectively.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The ABL Credit Agreement provides for borrowings of up to $500.0 of Tranche A commitments and $35.0 of first-in last-out (“FILO”) Tranche A-1 commitments (which may be increased up to $750.0 at the option of Metals USA, including $35.0 under the FILO tranche)), 5-year, senior secured asset-based credit facility (the “ABL facility”) that amended and restated Metals USA’s then-existing $625.0 senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

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

On August 10, 2011, we amended the ABL facility by reducing the borrowing costs on the Tranche A commitments by 75 basis points and reducing the borrowing costs on the FILO tranche by 62.5 basis points. Under the amendment, the maturity date of the ABL facility was extended to the earlier of August 10, 2016 and 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. The ABL facility remains subject to the same acceleration provision with respect to the maturity of the Metals USA Notes described below.

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

As of September 30, 2011, we had $446.6 of eligible collateral, $243.4 in outstanding advances, $25.9 in open letters of credit and $177.3 of additional borrowing capacity.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of September 30, 2011), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of September 30, 2011). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A Commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.374%, respectively, as of September 30, 2011.

A commitment fee is payable on any unused commitment equal to 0.25% per annum to the lenders under the ABL facility if utilization under the facility exceeds 40.0% of the total commitments under the facility and a commitment fee equal to 0.375% per annum if utilization under the facility is less than or equal to 40.0% of the total commitments under the facility. Customary letter of credit fees are also payable, as applicable.

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5) and (B) the aggregate commitment. We do not have to maintain a minimum fixed charge coverage ratio (“FCCR”) as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of September 30, 2011, our FCCR was 2.78.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized financing costs of $10.2 and $8.9 were included in other non-current assets as of September 30, 2011 and December 31, 2010, respectively.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. As of September 30, 2011, $22.8 was available for general distribution under the restricted payment covenant contained in the Indenture governing the Metals USA Notes.

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

The Metals USA Notes contain covenants that are customary for similar debt instruments, including limitations on our or the Guarantors’ ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates.

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

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $3.0 and $3.6 were included in other non-current assets as of September 30, 2011 and December 31, 2010, respectively.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $2.9 and $4.2 as of September 30, 2011, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of September 30, 2011, the weighted average variable interest rate on the IRBs was 0.34%. See Note 5 for a discussion of fixed interest rates payable on the Jeffersonville IRBs under interest rate swap agreements.

9. Stockholders’ Equity

Common Stock

In accordance with our amended and restated certificate of incorporation, we are authorized to issue 140,000,000 shares of common stock, $.01 par value. At September 30, 2011, 37,059,236 shares were issued and 37,058,507 shares were outstanding.

Preferred Stock

Also in accordance with our amended and restated certificate of incorporation, Metals USA Holdings is authorized to issue 10,000,000 shares of preferred stock, $.01 par value. At September 30, 2011, no shares of preferred stock were issued and outstanding.

Treasury Stock

At September 30, 2011, 729 shares of the Company’s common stock were held as treasury stock at a cost of $15.01 per share. All such shares were used to satisfy applicable tax withholding obligations for certain participants upon vesting of restricted stock awards as described under “Restricted Stock” in Note 10 below.

10. Stock-Based Compensation

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2011 was $0.4 and $1.2, respectively. Total stock-based compensation expense recognized for the three and nine months ended September 30, 2010 was $0.5 and $0.7, respectively. Stock-based compensation expense is included in our condensed consolidated statements of operations in selling, general and administrative expense.

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

Tranche A Options

As of September 30, 2011, Tranche A options for 401,232 shares were outstanding, 389,553 of which were exercisable. The weighted average exercise price of these options is $3.21 per share, with an aggregate intrinsic value of $2.3. The Tranche A options have a weighted average remaining contractual life of approximately 4.3 years. Compensation expense associated with the Tranche A options has been fully recognized as of September 30, 2011.

Tranche B Options

As of September 30, 2011, Tranche B options for 47,112 shares were outstanding, all of which were exercisable. The weighted average exercise price of these options is $2.30 per share, with an aggregate intrinsic value of $0.3. The Tranche B options have a weighted average remaining contractual life of approximately 4.2 years. Compensation expense associated with the Tranche B options has been fully recognized as of September 30, 2011.

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

As of September 30, 2011, outstanding options granted under the 2010 Plan had no intrinsic value (i.e. the fair market value of the Company’s common stock was less than the options’ exercise price), with approximately $2.8 of total unrecognized compensation expense remaining to be amortized over a weighted average period of 2.6 years.

Restricted Stock

On September 13, 2010, pursuant to the 2010 Plan, 130,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years, while the awards granted to the members of our Board of Directors vest ratably over three years. The fair value of the restricted stock granted was $13.17 per share, determined based on the fair value of the Company’s common stock on the grant date. During the three months ended September 30, 2011, 34,394 shares of restricted stock vested. As of September 30, 2011, approximately $1.1 of total unrecognized compensation expense was expected to be recognized over a weighted average period of 2.6 years.

11. Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book differences and tax credits. The Company’s effective tax rate for the nine months ended September 30, 2011 was 37.3% compared to an effective tax rate of 46.0% for the nine months ended September 30, 2010. The decrease in the tax rate in 2011 is primarily due to the impact of state taxes and permanent items on the respective levels of pre-tax book income.

As of September 30, 2011 and December 31, 2010, our unrecognized tax benefits totaled $8.7 and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with the respective taxing authorities. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $0.2 for the nine months ended September 30, 2011.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of September 30, 2011, the liability for uncertain tax positions includes interest and penalties of $2.9 of which $0.2 is included in our statement of operations and impacted the Company’s overall effective income tax rate for the nine months ended September 30, 2011.

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

	Three Months Ended September 30,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2011:
Net sales	$191.3	$279.7	$24.7	$(3.4)	$492.3
Operating income (loss)	20.0	20.6	0.9	(6.2)	35.3
Capital expenditures	1.9	4.5	—	—	6.4
Depreciation and amortization(1)	2.4	2.5	0.5	0.1	5.5
2010:
Net sales	$144.4	$180.1	$23.2	$(2.4)	$345.3
Operating income (loss)	9.7	12.1	1.2	(4.1)	18.9
Capital expenditures	0.5	0.1	—	0.2	0.8
Depreciation and amortization(1)	2.3	1.7	0.6	0.3	4.9

	Nine Months Ended September 30,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2011:
Net sales	$588.1	$785.7	$66.1	$(9.7)	$1,430.2
Operating income (loss)	67.1	60.8	0.3	(19.8)	108.4
Capital expenditures	4.2	5.6	0.1	0.2	10.1
Depreciation and amortization(1)	7.3	7.5	1.6	0.5	16.9
2010:
Net sales	$402.8	$509.1	$63.7	$(7.4)	$968.2
Operating income (loss)	30.2	36.2	0.1	(17.5)	49.0
Capital expenditures	1.6	0.4	—	0.2	2.2
Depreciation and amortization(1)	7.0	5.2	1.8	0.9	14.9

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	September 30, 2011	December 31, 2010
Total Assets:
Plates and Shapes	$358.8	$328.1
Flat Rolled and Non-Ferrous	545.4	329.8
Building Products	40.8	38.7
Corporate and Other	37.6	48.9

Consolidated	$982.6	$745.5

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the three months ended September 30, 2011, ORMS and Trident contributed a combined $54.3 and $3.9 of incremental net sales and operating income, respectively, versus the same period of 2010. For the nine months ended September 30, 2011, J. Rubin, ORMS and Trident contributed a combined $140.2 and $9.2 of incremental net sales and operating income, respectively, versus the same period of 2010.

During the nine months ended September 30, 2011, our Building Products Segment recorded a gain of approximately $0.7 resulting from a settlement with the previous owners of the Dura-Loc (now Allmet) roofing business we acquired in 2006 to cover pre-acquisition warranty claims.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at September 30, 2011 amounted to $25.9 and consisted primarily of letters of credit issued in conjunction with the IRBs (see Note 8) and other letters of credit that support our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. Our total withdrawal liability, including interest and amortization charges, amounted to approximately $6.2 and $6.7 as of September 30, 2011 and December 31, 2010, respectively.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity.

14. Comprehensive Income

The following table sets forth comprehensive income, net of applicable taxes, for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$16.7	$5.8	$50.6	$8.4
Other comprehensive income:
Foreign currency translation adjustments	(0.3)	0.1	(0.3)	0.1
Unrealized gains on derivatives	—	0.1	0.1	0.5

Total comprehensive income	$16.4	$6.0	$50.4	$9.0

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

The weighted average number of shares used to determine basic and diluted earnings per share was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding—basic	37,058,507	37,024,842	37,036,187	32,707,057
Effect of dilution:
Stock options	280,456	278,123	282,977	291,639
Restricted stock	—	—	1,709	—

Weighted average shares outstanding—diluted	37,338,963	37,302,965	37,320,873	32,998,696

Antidilutive stock options and restricted stock excluded from calculation	625,400	632,000	625,400	632,000

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

Overview

All references to the “Company,” “we” or “our” include Metals USA Holdings, Flag Intermediate, its wholly-owned subsidiary Metals USA, and the wholly-owned subsidiaries of Metals USA.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the nine months ended September 30, 2011, approximately 95% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-users. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in multiple industries, including aerospace, automotive industry manufacturing, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Industry Trends

Metals Service Centers

U.S. steel consumption declined dramatically during the 2009 recession. 2009 U.S. steel consumption was less than 70% of 2008 U.S. steel consumption and significantly outpaced GDP declines. Consequently, annual growth in steel demand in 2010 exceeded prior year figures by more than 14% as U.S. industrial production recovered slowly. 2010 domestic steel mill utilization rates averaged approximately 70%. During the first nine months of 2011, domestic steel mill utilization rates increased slightly, averaging approximately 73%. North American steel consumption is forecasted to increase by approximately 11% during 2011 as most steel consuming industries continue a modest recovery.

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

During the first nine months of 2011, steel prices have been relatively stable when compared to the significantly volatile periods of 2008, 2009 and 2010. Given current market conditions, steel prices are predominately influenced by raw material input costs, namely iron ore and metallurgical coal. We believe that in the absence of any unanticipated macro-economic disruptions, no near term catalyst that would materially alter current price trends is visible on the horizon.

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

Product demand for the Company’s Building Products Group may be influenced by numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in existing home sales and improvement remodeling expenditures due to such factors could continue to limit the pace of the segment’s recovery.

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended September 30, 2011 Compared to September 30, 2010

	2011	%	2010	%
	(In millions, except percentages)
Net sales	$492.3	100.0%	$345.3	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	379.8	77.1%	268.9	77.9%
Operating and delivery	44.0	8.9%	33.5	9.7%
Selling, general and administrative	28.3	5.7%	19.6	5.7%
Depreciation and amortization	5.0	1.0%	4.4	1.3%
Gain on sale of assets	(0.1)	0.0%	—	—

Operating income	35.3	7.2%	18.9	5.5%
Interest expense	9.3	1.9%	8.7	2.5%
Other expense, net	0.1	0.0%	—	—

Income before income taxes	25.9	5.3%	10.2	3.0%
Provision for income taxes	9.2	1.9%	4.4	1.3%

Net income	$16.7	3.4%	$5.8	1.7%

Net sales. Net sales increased $147.0 million, or 42.6%, from $345.3 million for the three months ended September 30, 2010 to $492.3 million for the three months ended September 30, 2011. The increase was primarily attributable to a 24.9% increase in shipments, in addition to a 16.2% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Net sales for our Building Products Group increased $1.5 million, or 6.5%, for the third quarter of 2011 versus the third quarter of 2010. Results for the quarter ended September 30, 2011 include operating results from the Trident acquisition, which closed on March 11, 2011, and the ORMS acquisition, which closed on December 31, 2010. Trident and ORMS contributed a combined $54.3 million of incremental sales for the quarter ended September 30, 2011. Excluding the Trident and ORMS acquisitions, net sales increased $92.7 million, or 28.8% for the quarter ended September 30, 2011 versus the same quarter of 2010, which primarily resulted from a 14.9% increase in average realized prices and an 11.7% increase in shipments. Markets exhibited sufficient supply tightness to sustain modestly higher prices in the most recent quarter. The increase in volumes occurred as a consequence of increased demand in core steel consuming end-use markets which include energy and oilfield services, heavy equipment and automotive industry manufacturers, lawn and garden equipment manufacturers, truck transportation and household appliance manufacturers, while growth in non-residential construction and marine transportation markets continues to be slow. In addition to the volume and price increases discussed above, the year-over-year increase in net sales resulted from continued optimization of the Company’s product mix to better match demand in certain markets and to differentiate our products and services from competitors.

Cost of sales. Cost of sales increased $110.9 million, or 41.2%, from $268.9 million for the three months ended September 30, 2010 to $379.8 million for the three months ended September 30, 2011. The increase was primarily attributable to a 24.9% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 14.5% increase in average cost per ton. Cost of sales for our Building Products Group increased $1.9 million, or 12.2%. The Trident and ORMS acquisitions added a combined $40.9 million of incremental cost of sales for the quarter ended September 30, 2011. Excluding the Trident and ORMS acquisitions, average cost per ton increased 13.6% and shipments increased 11.7% over the same period of 2010. The increase in average cost per ton was largely attributable to higher steelmaking raw material prices, which are a significant driver of steel price trends. The increase in volumes that contributed to higher cost of sales during the third quarter of 2011 was primarily attributable to an increase in steel demand in certain sectors, as discussed above. Cost of sales as a percentage of net sales decreased from 77.9% for the three months ended September 30, 2010 to 77.1% for the same period of 2011.

Operating and delivery. Operating and delivery expenses increased $10.5 million, or 31.3%, from $33.5 million for the three months ended September 30, 2010 to $44.0 million for the three months ended September 30, 2011. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $3.9 million and higher freight costs of approximately $2.4 million. In addition, Trident and ORMS added a combined $4.4 million of incremental operating and delivery expenses for the third quarter of 2011. As a percentage of net sales, operating and delivery expenses decreased from 9.7% for the three months ended September 30, 2010 to 8.9% for the three months ended September 30, 2011.

Selling, general and administrative. Selling, general and administrative expenses increased $8.7 million, or 44.4%, from $19.6 million for three months ended September 30, 2010 to $28.3 million for the three months ended September 30, 2011. Higher salaries of approximately $2.4 million in addition to an approximate $2.1 million increase in incentive compensation contributed to the period-over-period increase. Trident and ORMS added a combined $4.2 million of incremental selling, general and administrative expenses for the third quarter of 2011. As a percentage of net sales, selling, general and administrative expenses remained level at 5.7% for the three months ended September 30, 2011 and the three months ended September 30, 2010.

Depreciation and amortization. Depreciation and amortization expense increased $0.6 million, or 13.6%, from $4.4 million for the three months ended September 30, 2010 to $5.0 million for the three months ended September 30, 2011. The increase is primarily attributable to increases in fixed assets resulting from our growth through acquisitions over the past year and from increased capital spending, as our investments in new equipment have grown in line with higher business activity levels. Net property and equipment as of September 30, 2011 was $241.4 million compared to $183.2 million as of September 30, 2010. As a percentage of net sales, depreciation and amortization expenses decreased from 1.3% for the three months ended September 30, 2010 to 1.0% for the three months ended September 30, 2011.

Operating income. Operating income increased $16.4 million, or 86.8%, from $18.9 million for the three months ended September 30, 2010 to $35.3 million for the three months ended September 30, 2011. The increase was primarily a result of the increase in net sales discussed above, in addition to the impact associated with the acquisitions of Trident and ORMS, which contributed a combined $3.9 million of incremental operating income for the three months ended September 30, 2011. As a percentage of net sales, operating income increased from 5.5% for the three months ended September 30, 2010 to 7.2% for the three months ended September 30, 2011.

Interest expense. Interest expense increased $0.6 million, or 6.9%, from $8.7 million for the three months ended September 30, 2010 to $9.3 million for the three months ended September 30, 2011. The increase was due to higher borrowings and a higher average facility rate on the ABL facility. The weighted average outstanding balance on our ABL facility increased from $72.8 million for the three months ended September 30, 2010 to $242.1 million for the three months ended September 30, 2011. Borrowings under the ABL facility were used to fund the Trident and ORMS acquisitions, in addition to higher working capital needs between the two periods.

Income taxes. Income tax expense for the three months ended September 30, 2011 was $9.2 million, resulting in an overall effective tax rate of 35.5%, compared to income tax expense of $4.4 million and overall effective tax rate of 43.1% for the three months ended September 30, 2010. Our effective tax rate differs from the federal statutory rate due to state taxes, certain valuation allowances on state and Canadian deferred tax assets, as well as provisions for uncertain tax positions.

Net income. Net income increased $10.9 million, or 187.9%, from $5.8 million for the three months ended September 30, 2010 to $16.7 million for the three months ended September 30, 2011. The variance was primarily due to the improved operating performance of our metal service center businesses resulting from increases in end market demand and metal prices, ongoing and permanent cost reductions over the last year, and improved returns resulting from aggressive working capital management.

Consolidated Results—Nine Months Ended September 30, 2011 Compared to September 30, 2010

	2011	%	2010	%
	(In millions, except percentages)
Net sales	$1,430.2	100.0%	$968.2	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,092.4	76.4%	744.5	76.9%
Operating and delivery	131.0	9.2%	97.7	10.1%
Selling, general and administrative	83.0	5.8%	60.4	6.2%
Depreciation and amortization	15.4	1.1%	13.4	1.4%
Gain on sale of property and equipment	—	—	(0.1)	0.0%
Advisory agreement termination charge	—	—	3.3	0.3%

Operating income	108.4	7.6%	49.0	5.1%
Interest expense	27.6	1.9%	29.9	3.1%
Loss on extinguishment of debt	—	—	3.5	0.4%
Other expense, net	0.1	0.0%	—	—

Income before income taxes	80.7	5.6%	15.6	1.6%
Provision for income taxes	30.1	2.1%	7.2	0.7%

Net income	$50.6	3.5%	$8.4	0.9%

Net sales. Net sales increased $462.0 million, or 47.7%, from $968.2 million for the nine months ended September 30, 2010 to $1,430.2 million for the nine months ended September 30, 2011. The increase was primarily attributable to a 35.0% increase in shipments, in addition to an 11.7% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Net sales for our Building Products Group increased $2.4 million, or 3.8% for the nine months ended September 30, 2011 compared to the same period of 2010. Results for the nine months ended September 30, 2011 include operating results from the Trident acquisition, which closed on March 11, 2011, and the ORMS acquisition, which closed on December 31, 2010. In addition, results for the nine months ended September 30, 2011 include a full nine months of operating results from the J. Rubin acquisition, which closed on June 28, 2010. Trident, ORMS and J. Rubin contributed a combined $140.2 million of incremental sales for the nine months ended September 30, 2011. Excluding the Trident, ORMS and J. Rubin acquisitions, net sales increased $321.8 million, or 35.9%, for the nine months ended September 30, 2011 versus the same period of 2010, which primarily resulted from an 18.4% increase in shipments and a 14.6% increase in average realized prices. The increase in prices and volumes is attributable to the cyclical nature of the metal consuming industries supported by our products and services. The economic recovery that has continued through the first nine months of 2011 has translated into increased metal consumption as industrial production continues to gradually expand. We continue to experience weaker demand in industries tied to non-residential construction and offshore oil and gas drilling.

According to data from the Metals Service Center Institute, year-to-date actual shipments for the service center industry through September 2011 are up 15.9% over the same period of 2010. Inventory levels have remained relatively stable through the first nine months of 2011. Despite a cautious economic outlook, business conditions have remained generally favorable for the first nine months of 2011 compared to the same period of 2010.

Cost of sales. Cost of sales increased $347.9 million, or 46.7%, from $744.5 million for the nine months ended September 30, 2010 to $1,092.4 million for the nine months ended September 30, 2011. The increase was primarily attributable to a 35.0% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 10.6% increase in average cost per ton. Cost of sales for our Building Products Group increased $3.2 million, or 7.2%. The Trident, ORMS and J. Rubin acquisitions added a combined $103.5 million of incremental cost of sales for the nine months ended September 30, 2011. Excluding the Trident, ORMS and J. Rubin acquisitions, shipments increased 18.4% and average cost per ton increased 13.8% over the same period of 2010. The increase in volumes that contributed to higher cost of sales during the first nine months of 2011 was primarily attributable to the factors that affected the increase in net sales discussed above. Cost of sales as a percentage of net sales decreased from 76.9% for the nine months ended September 30, 2010 to 76.4% for the same period of 2011.

Operating and delivery. Operating and delivery expenses increased $33.3 million, or 34.1%, from $97.7 million for the nine months ended September 30, 2010 to $131.0 million for the nine months ended September 30, 2011. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $13.2 million and higher freight costs of approximately $8.0 million. In addition, Trident, ORMS and J. Rubin added a combined $14.5 million of incremental operating and delivery expenses for the first nine months of 2011. As a percentage of net sales, operating and delivery expenses decreased from 10.1% for the nine months ended September 30, 2010 to 9.2% for the nine months ended September 30, 2011.

Selling, general and administrative. Selling, general and administrative expenses increased $22.6 million, or 37.4%, from $60.4 million for nine months ended September 30, 2010 to $83.0 million for the nine months ended September 30, 2011. Higher salaries of approximately $6.3 million in addition to an approximate $7.2 million increase in incentive compensation contributed to the period-over-period increase. Trident, ORMS and J. Rubin added a combined $10.3 million of incremental selling, general and administrative expenses for the first nine months of 2011. We also incurred costs of approximately $1.5 million during the first nine months of 2011 which were primarily attributable to the Trident acquisition, which closed in March 2011. As a percentage of net sales, selling, general and administrative expenses decreased from 6.2% for the nine months ended September 30, 2010 to 5.8% for the nine months ended September 30, 2011.

Depreciation and amortization. Depreciation and amortization expense increased $2.0 million, or 14.9%, from $13.4 million for the nine months ended September 30, 2010 to $15.4 million for the nine months ended September 30, 2011. The increase is primarily attributable to increases in fixed assets resulting from our growth through acquisitions over the past year and from increased capital spending, as our investments in new equipment have grown in line with higher business activity levels. Net property and equipment as of September 30, 2011 was $241.4 million compared to $183.2 million as of September 30, 2010. As a percentage of net sales, depreciation and amortization expenses decreased from 1.4% for the nine months ended September 30, 2010 to 1.1% for the nine months ended September 30, 2011.

Operating income. Operating income increased $59.4 million, or 121.2%, from $49.0 million for the nine months ended September 30, 2010 to $108.4 million for the nine months ended September 30, 2011. The increase was primarily a result of the increase in net sales discussed above, in addition to the impact associated with the acquisitions of Trident, ORMS and J. Rubin, which contributed a combined $9.2 million of incremental operating income for the nine months ended September 30, 2011. The increase in operating income during the first nine months of 2011 was also partially attributable to the absence of a one-time, $3.3 million charge to operating expense for the termination of our advisory agreement with Apollo in connection with our initial public offering of common stock (“IPO”) during the second quarter of 2010. As a percentage of net sales, operating income increased from 5.1% for the nine months ended September 30, 2010 to 7.6% for the nine months ended September 30, 2011.

Interest expense. Interest expense decreased $2.3 million, or 7.7%, from $29.9 million for the nine months ended September 30, 2010 to $27.6 million for the nine months ended September 30, 2011. The decrease was due to the redemption of Metals USA Holdings’ Senior Floating Rate PIK Toggle Notes due 2012 (the “2007 Notes”) in May 2010, partially offset by increased interest expense associated with higher borrowings and a higher average facility rate on the ABL facility. The weighted average outstanding balance on our ABL facility increased from $74.9 million for the nine months ended September 30, 2010 to $207.1 million for the nine months ended September 30, 2011. Borrowings under the ABL facility were used to fund the Trident and ORMS acquisitions, in addition to higher working capital needs between the two periods.

Income taxes. Income tax expense for the nine months ended September 30, 2011 was $30.1 million, resulting in an overall effective tax rate of 37.3%, compared to income tax expense of $7.2 million and overall effective tax rate of 46.0% for the nine months ended September 30, 2010. Our effective tax rate differs from the federal statutory rate due to state taxes, certain valuation allowances on state and Canadian deferred tax assets, as well as provisions for uncertain tax positions.

Net income. Net income increased from $8.4 million for the nine months ended September 30, 2010 to $50.6 million for the nine months ended September 30, 2011. The variance was primarily due to the improved operating performance of our metal service center businesses resulting from increases in end market demand and metal prices, ongoing and permanent cost reductions over the last year, and improved returns resulting from aggressive working capital management.

Segment Results—Three Months Ended September 30, 2011 Compared to September 30, 2010

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
					Direct	Toll
	(in millions, except tons)
2011:
Plates and Shapes	$191.3	$171.3	$20.0	$1.9	139	7
Flat Rolled and Non-Ferrous	279.7	259.1	20.6	4.5	168	30
Building Products	24.7	23.8	0.9	—	—	—
Corporate and other	(3.4)	2.8	(6.2)	—	(3)	—

Total	$492.3	$457.0	$35.3	$6.4	304	37

2010:
Plates and Shapes	$144.4	$134.7	$9.7	$0.5	128	9
Flat Rolled and Non-Ferrous	180.1	168.0	12.1	0.1	132	6
Building Products	23.2	22.0	1.2	—	—	—
Corporate and other	(2.4)	1.7	(4.1)	0.2	(2)	—

Total	$345.3	$326.4	$18.9	$0.8	258	15

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $46.9 million, or 32.5%, from $144.4 million for the three months ended September 30, 2010 to $191.3 million for the three months ended September 30, 2011. The increase was primarily attributable to a 24.3% increase in average realized prices, in addition to a 6.6% increase in shipments for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Product demand for the Plates and Shapes Group is more transactional in nature and is typically associated with industries and end markets that show strength during later stages of economic cycles. While we experienced increased demand from the defense and oilfield services end markets during the third quarter of 2011, the non-residential construction sector, which has been a key metal consuming end market for us in the past, continued to experience weak demand by historical standards.

Increases in demand for both structural steel and steel scrap led to increases in the producer price of structural steel during the first nine months of 2011. Currently, structural steel remains readily available in the U.S. market, with service centers holding approximately two to three months of inventory on hand. Mill delivery lead times are relatively short with lower seasonal demand expected for the remainder of the year.

Operating costs and expenses increased $36.6 million, or 27.2%, from $134.7 million for the three months ended September 30, 2010 to $171.3 million for the three months ended September 30, 2011. The increase was primarily attributable to a 21.2% increase in average cost per ton, in addition to a 6.6% increase in shipments for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Operating costs and expenses as a percentage of net sales decreased from 93.3% for the three months ended September 30, 2010 to 89.5% for the three months ended September 30, 2011.

Operating income increased $10.3 million, or 106.2%, from $9.7 million for the three months ended September 30, 2010 to $20.0 million for the three months ended September 30, 2011. The increase primarily resulted from the increase in net sales discussed above, in addition to lower operating costs and expenses as a percentage of net sales as we continue to focus on controlling our operating costs in order to maintain our margins. Operating income as a percentage of net sales increased from 6.7% for the three months ended September 30, 2010 to 10.5% for the three months ended September 30, 2011.

Flat Rolled and Non-Ferrous. Net sales increased $99.6 million, or 55.3%, from $180.1 million for the three months ended September 30, 2010 to $279.7 million for the three months ended September 30, 2011. Trident and ORMS contributed a combined $54.3 million of incremental sales for the quarter ended September 30, 2011. The remaining increase was primarily attributable to a 17.4% increase in shipments, in addition to a 6.6% increase in average realized prices for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Our recent acquisitions caused shipments during the third quarter of 2011 to include a larger proportion of toll processed tonnage than our historical norm. Toll processing describes performing processing services on customer-owned material. Net sales for toll processing equates to the processing service fee charged to the customer. Sales of non-ferrous metals accounted for approximately 41% of the segment’s sales product mix for the third quarter of 2011, compared to approximately 37% for the third quarter of 2010. The significant growth in volume for our Flat Rolled and Non-Ferrous Group is attributable to solid demand in selected end-user markets during the third quarter of 2011, including energy and oilfield services, heavy equipment and automotive industry manufacturers, lawn and garden equipment manufacturers, truck transportation and household appliance manufacturers.

Operating costs and expenses increased $91.1 million, or 54.2%, from $168.0 million for the three months ended September 30, 2010 to $259.1 million for the three months ended September 30, 2011. Trident and ORMS contributed a combined $50.4 million of incremental operating costs and expenses to the segment for the third quarter of 2011. The remaining increase was primarily attributable to a 17.4% increase in shipments, in addition to a 6.9% increase in average cost per ton. Operating costs and expenses as a percentage of net sales decreased from 93.3% for the three months ended September 30, 2010 to 92.6% for the three months ended September 30, 2011.

Operating income increased by $8.5 million, or 70.2%, from $12.1 million for the three months ended September 30, 2010 to $20.6 million for the three months ended September 30, 2011. The increase was primarily attributable to the increase in volumes, combined with the increase in average realized prices discussed above. Trident and ORMS contributed a combined $3.9 million of incremental operating income for the three months ended September 30, 2011. Operating income as a percentage of net sales increased from 6.7% for the three months ended September 30, 2010 to 7.4% for the same period of 2011.

Building Products. Net sales increased $1.5 million, or 6.5%, from $23.2 million for the three months ended September 30, 2010 to $24.7 million for the three months ended September 30, 2011. Although the Building Products segment experienced revenue growth during the third quarter of 2011 compared to the third quarter of 2010, this segment of our business continues to be affected by lower consumer spending on residential remodeling due to the effects of the economic recession. Weak job growth, high unemployment, declining home prices and subdued consumer confidence, in addition to decreased access to affordable credit for homeowners and residential remodeling contractors, have contributed to volatility in home improvement spending.

Operating costs and expenses increased $1.8 million, or 8.2%, from $22.0 million for the three months ended September 30, 2010 to $23.8 million for the three months ended September 30, 2011. Operating costs and expenses as a percentage of net sales increased from 94.8% for the three months ended September 30, 2010 to 96.4% for the three months ended September 30, 2011.

Operating income decreased from $1.2 million for the three months ended September 30, 2010 to $0.9 million for the three months ended September 30, 2011. Operating income as a percentage of net sales was 3.6% for the quarter ended September 30, 2011 versus 5.2% for the quarter ended September 30, 2010.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $2.1 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due primarily to higher professional fees and higher expenses associated with incentive compensation as a result of the underlying growth and improved performance of the business.

Segment Results—Nine Months Ended September 30, 2011 Compared to September 30, 2010

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
					Direct	Toll
	(in millions, except tons)
2011:
Plates and Shapes	$588.1	$521.0	$67.1	$4.2	435	26
Flat Rolled and Non-Ferrous	785.7	724.9	60.8	5.6	519	98
Building Products	66.1	65.8	0.3	0.1	—	—
Corporate and other	(9.7)	10.1	(19.8)	0.2	(9)	—

Total	$1,430.2	$1,321.8	$108.4	$10.1	945	124

2010:
Plates and Shapes	$402.8	$372.6	30.2	$1.6	366	14
Flat Rolled and Non-Ferrous	509.1	472.9	36.2	0.4	396	22
Building Products	63.7	63.6	0.1	—	—	—
Corporate and other	(7.4)	10.1	(17.5)	0.2	(6)	—

Total	$968.2	$919.2	$49.0	$2.2	756	36

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $185.3 million, or 46.0%, from $402.8 million for the nine months ended September 30, 2010 to $588.1 million for the nine months ended September 30, 2011. The increase was primarily attributable to a 21.3% increase in shipments, in addition to a 20.3% increase in average realized prices for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. While we experienced increased demand from the defense and energy services end markets during the first nine months of 2011, the non-residential construction sector, which has been a key metal consuming end market for us in the past, continued to experience weak demand by historical standards.

Operating costs and expenses increased $148.4 million, or 39.8%, from $372.6 million for the nine months ended September 30, 2010 to $521.0 million for the nine months ended September 30, 2011. The increase was primarily attributable to a 21.3% increase in shipments, in addition to a 19.2% increase in the average cost per ton for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. We incurred approximately $0.6 million of facility closure and severance expenses related to the closure of a Plates and Shapes location in Hayward, California during the first quarter of 2011, which contributed to the increase in operating costs and expenses versus the prior year. Operating costs and expenses as a percentage of net sales decreased from 92.5% for the nine months ended September 30, 2010 to 88.6% for the nine months ended September 30, 2011.

Operating income increased $36.9 million, or 122.2%, from $30.2 million for the nine months ended September 30, 2010 to $67.1 million for the nine months ended September 30, 2011. The increase primarily resulted from the increase in net sales discussed above, in addition to lower operating costs and expenses as a percentage of net sales, as we continue to focus on cost control. Operating income as a percentage of net sales increased from 7.5% for the nine months ended September 30, 2010 to 11.4% for the nine months ended September 30, 2011.

Flat Rolled and Non-Ferrous. Net sales increased $276.6 million, or 54.3%, from $509.1 million for the nine months ended September 30, 2010 to $785.7 million for the nine months ended September 30, 2011. Trident, ORMS and J. Rubin contributed a combined $140.2 million of incremental sales for the nine months ended September 30, 2011. The remaining increase was primarily attributable to a 16.3% increase in shipments, in addition to a 9.5% increase in average realized prices for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Our recent acquisitions caused shipments during the first nine months of 2011 to include a larger proportion of toll processed tonnage than our historical norm. Toll processing describes performing processing services on customer-owned material. Net sales for toll processing equates to the processing service fee charged to the customer. Sales of non-ferrous metals accounted for approximately 39% of the segment’s sales product mix for the first nine months of 2011, compared to approximately 38% for the first nine months of 2010. Our Flat Rolled and Non-Ferrous Group experienced increased demand in the automotive, heating and air conditioning equipment, lawn and garden equipment and aerospace equipment markets during the first nine months of 2011.

Operating costs and expenses increased $252.0 million, or 53.3%, from $472.9 million for the nine months ended September 30, 2010 to $724.9 million for the nine months ended September 30, 2011. Trident, ORMS and J. Rubin contributed a combined $131.0 million of incremental operating costs and expenses to the segment for the first nine months of 2011. The remaining increase was primarily attributable to a 16.3% increase in shipments, in addition to a 9.6% increase in average cost per ton. Operating costs and expenses as a percentage of net sales decreased from 92.9% for the nine months ended September 30, 2010 to 92.3% for the nine months ended September 30, 2011.

Operating income increased $24.6 million, or 68.0%, from $36.2 million for the nine months ended September 30, 2010 to $60.8 million for the nine months ended September 30, 2011. The increase was primarily attributable to the increase in volumes, combined with the increase in average realized prices discussed above. Trident, ORMS and J. Rubin contributed a combined $9.2 million of incremental operating income for the nine months ended September 30, 2011. Operating income as a percentage of net sales increased from 7.1% for the nine months ended September 30, 2010 to 7.7% for the same period of 2011.

Building Products. Net sales increased $2.4 million, or 3.8%, from $63.7 million for the nine months ended September 30, 2010 to $66.1 million for the nine months ended September 30, 2011. Although the Building Products segment experienced top-line growth during the first nine months of 2011 compared to the same period of 2010, this segment of our business continues to be affected by lower consumer spending on residential remodeling due to the effects of the economic recession. Weak job growth, high unemployment, declining home prices and subdued consumer confidence, in addition to decreased access to affordable credit for homeowners and residential remodeling contractors, have contributed to volatility in home improvement spending.

Operating costs and expenses increased $2.2 million, or 3.5%, from $63.6 million for the nine months ended September 30, 2010 to $65.8 million for the nine months ended September 30, 2011. Operating costs and expenses as a percentage of net sales decreased from 99.8% for the nine months ended September 30, 2010 to 99.6% for the nine months ended September 30, 2011.

Operating income increased from $0.1 million for the nine months ended September 30, 2010 to $0.3 million for the nine months ended September 30, 2011. Results for the first nine months of 2011 include a non-recurring gain of approximately $0.7 million resulting from a settlement with the previous owners of the Dura-Loc (now Allmet) roofing business we acquired in 2006 to cover pre-acquisition warranty claims.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $2.3 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due primarily to higher professional fees and higher expenses associated with incentive compensation as a result of the underlying growth and improved performance of the business.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Our borrowing availability fluctuates daily with changes in eligible accounts receivable and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. As of September 30, 2011, we had $446.6 million of eligible collateral, $243.4 million in outstanding advances, $25.9 million in open letters of credit and $177.3 million of additional borrowing capacity. As of September 30, 2011, we had $13.4 million of cash on hand.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. As of September 30, 2011, our debt consisted of $243.4 million of outstanding borrowings under the ABL facility, $226.3 million principal amount of the Metals USA Notes, IRBs with $12.8 million principal amount outstanding and $2.1 million of capital leases and other obligations. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

With respect to long-term liquidity, we believe that we will be able to meet our working capital, capital expenditure and debt service obligations. Our ability to meet long-term liquidity requirements is subject to obtaining additional debt and/or equity financing. Decisions by lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit agreements, industry and market trends, the availability of capital, and the relative attractiveness of alternative lending or investment opportunities.

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $380.2 million at December 31, 2010 to $509.8 million at September 30, 2011.

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

The following discussion of the principal sources and uses of cash should be read in conjunction with our condensed consolidated statements of cash flows included in our condensed consolidated financial statements for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, net cash used in operating activities was $38.6 million. During the first nine months of 2011, our working capital increased as we experienced increasing prices and end market demand. Increases of $70.9 million in our accounts receivable balance and $74.8 million in our inventory value were the primary contributors to operating cash outflows for the period. Accounts receivable increased due to stronger sales which were primarily driven by sharply higher shipments versus the same period of the prior year. During the nine months ended September 30, 2010, net cash used in operating activities was $47.7 million. During the first nine months of 2010, our working capital increased as we experienced modestly increasing prices and slowly recovering end market demand. Increases of $32.8 million in our accounts receivable balance and $43.2 million in our inventory value were the primary contributors to operating cash outflows for the period. We also paid $23.2 million of PIK Interest, as defined in the Indenture governing the 2007 Notes, in connection with the redemption of the 2007 Notes.

Net cash used in investing activities was $98.0 million for the nine months ended September 30, 2011, and consisted primarily of $88.1 million of acquisition costs, net of cash acquired, for the Trident acquisition, which closed on March 11, 2011, and capital expenditures of $10.1 million. Net cash used in investing activities was $21.0 million for the nine months ended September 30, 2010, and consisted primarily of capital expenditures of $2.2 million and $19.0 million of cash paid for the J. Rubin acquisition, which closed in June 2010.

Net cash provided by financing activities was $133.4 million for the nine months ended September 30, 2011, which consisted of net borrowings on the ABL facility of $137.4 million offset by $2.9 million of cash paid for loan financing costs and $1.1 million of debt repayments. Net cash provided by financing activities was $75.1 million for the nine months ended September 30, 2010, and consisted primarily of net proceeds from our April 2010 IPO of $221.2 million, offset by the repayments of long-term debt of $146.7 million related to the redemption of the 2007 Notes.

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

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (1) the Adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. Should borrowing availability under the ABL facility fall below Minimum Availability, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of September 30, 2011, our borrowing availability under the ABL facility was $177.3 million. In addition, the FCCR is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of September 30, 2011, our FCCR was 2.78. As of September 30, 2011, we had $177.3 million of additional borrowing capacity under the ABL facility.

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

Pro Forma Adjusted EBITDA

Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA (as discussed above) with additions for the Adjusted EBITDA of recent acquisitions as though we owned those businesses for the twelve-month period ended September 30, 2011. Adjusted EBITDA on a Pro Forma Basis, as defined in our debt agreements, is a non-GAAP measure used in the calculation of our Consolidated Total Debt Ratio, as defined by the Indenture governing the Metals USA Notes. As of September 30, 2011, our Consolidated Total Debt Ratio was 3.25 based on a trailing twelve-month Pro Forma Adjusted EBITDA of $149.1 million.

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that may limit or prohibit the Company from taking certain corporate actions. As of September 30, 2011, we were not restricted under any of the negative covenants in our debt agreements.

Limitations of Adjusted EBITDA

There are material limitations associated with making the adjustments to our earnings to calculate Adjusted EBITDA and using such a non-GAAP financial measure as compared to the most directly comparable GAAP financial measure. For instance, Adjusted EBITDA does not include:

•	interest expense, and because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, income tax expense is a necessary element of our costs and ability to operate; and

•	depreciation and amortization expense, and because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue.

In addition, fixed charges should not be considered an alternative to interest expense.

Below is a reconciliation of net income to EBITDA, Adjusted EBITDA, Pro Forma Adjusted EBITDA, and net cash used in operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2011	2010	2011	2010	2011
Net income	$16.7	$5.8	$50.6	$8.4	$53.7
Depreciation and amortization(1)	5.5	4.9	16.9	14.9	21.8
Interest expense	9.3	8.7	27.6	29.9	36.6
Loss on extinguishment of debt	—	—	—	3.5	—
Provision for income taxes	9.2	4.4	30.1	7.2	29.2
Other expense	0.1	—	0.1	—	0.1

EBITDA	40.8	23.8	125.3	63.9	141.4
Covenant defined adjustments:
Facilities closure and severance costs(2)	—	—	0.6	—	0.6
Stock options and grant expense(3)	0.4	0.5	1.2	0.7	1.7
Advisory agreement fees(4)	—	—	—	3.6	0.2
Acquisition expenses(5)	0.1	—	1.5	—	1.5

Adjusted EBITDA(6)	41.3	24.3	128.6	68.2	145.4
Pro forma acquisition adjustments(7)	—	—	—	—	3.7

Pro Forma Adjusted EBITDA(8)	41.3	24.3	128.6	68.2	149.1
Loss (gain) on sale of property and equipment	(0.1)	—	—	(0.1)	0.4
Provision for bad debts	0.6	0.2	2.2	1.3	3.3
Amortization of debt issuance costs and discounts on long-term debt	0.7	0.8	2.1	2.9	3.5
Deferred income taxes	3.2	0.9	11.9	1.5	11.5
Excess tax benefit from stock-based compensation	—	—	—	(0.1)	—
Non-cash interest on PIK option	—	—	—	6.2	—
Cash payment of interest on PIK option	—	—	—	(23.2)	—
Advisory agreement termination charge	—	—	—	3.3	—
Interest expense	(9.3)	(8.7)	(27.6)	(29.9)	(36.6)
Provision for income taxes	(9.2)	(4.4)	(30.1)	(7.2)	(29.2)
Other expense	(0.1)	—	(0.1)	—	(0.1)
Facilities closure and severance costs	—	—	(0.6)	—	(0.6)
Advisory agreement fees	—	—	—	(3.6)	(0.2)
Acquisition expenses	(0.1)	—	(1.5)	—	(1.5)
Pro forma acquisition adjustments	—	—	—	—	(3.7)
Changes in assets and liabilities	(21.8)	(18.4)	(123.5)	(67.0)	(143.7)

Net cash used in operating activities	$5.2	$(5.3)	$(38.6)	$(47.7)	$(47.8)

Net cash used in investing activities	$(6.0)	$(0.8)	$(98.0)	$(21.0)	$(108.3)

Net cash provided by financing activities	$0.5	$0.4	$133.4	$75.1	$157.1

Fixed charge coverage ratio numerator(6)	$117.8	$85.2	$117.8	$85.2	$117.8
Fixed charge coverage ratio denominator(6)	$42.4	$35.5	$42.4	$35.5	$42.4
Fixed charge coverage ratio(6)	2.78	2.40	2.78	2.40	2.78

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	Represents charges in the Plates and Shapes Group for severance costs and other facility closure costs incurred in the first quarter of 2011.
(3)	Non-cash stock-based compensation expense.

(4)	Represents accrued expenses related to the advisory agreement we had with Apollo, which was terminated in the second quarter of 2010.
(5)	Primarily related to the acquisition of Trident, which closed on March 11, 2011.
(6)	As defined by the ABL facility.
(7)	Represents adjustments for the ORMS and Trident acquisitions as though we owned those businesses for the twelve-month period ended September 30, 2011.
(8)	Adjusted EBITDA on a Pro Forma Basis, as defined in our credit agreements, which is used in the calculation of our Consolidated Total Debt Ratio, as defined in the Indenture governing the Metals USA Notes.

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

The ABL Credit Agreement provides for borrowings of up to $500.0 million of Tranche A commitments and $35.0 million of first-in last-out (“FILO”) Tranche A-1 commitments (which may be increased up to $750.0 million at the option of Metals USA, including $35.0 million under the FILO tranche)), 5-year, senior secured asset-based credit facility (the “ABL facility”) that amended and restated Metals USA’s then-existing $625.0 million senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

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

As of September 30, 2011, we had $446.6 million of eligible collateral, $243.4 million in outstanding advances, $25.9 million in open letters of credit and $177.3 million of additional borrowing capacity. As of September 30, 2011, we had $13.4 million of cash.

As of November 4, 2011, we had $422.4 million of eligible collateral, $240.5 million in outstanding advances, $22.0 million in open letters of credit and $159.9 million of additional borrowing capacity. As of November 4, 2011, we had approximately $14.3 million of cash.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of September 30, 2011), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of September 30, 2011). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A Commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.374%, respectively, as of September 30, 2011.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions or asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 million and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5 million) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of September 30, 2011, our FCCR was 2.78. We were in compliance with all covenants as of September 30, 2011.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitled us to receive quarterly payments of interest at a floating rate indexed to three-month LIBOR and pay a fixed rate that ranged from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from the Company’s ABL facility interest rate swaps which were recognized in earnings during the nine months ended September 30, 2011 amounted to $0.1 million of additional interest expense, consisting of $1.8 million of settlements, offset by $1.7 million of changes in the fair value of derivatives. The Company’s ABL facility interest rate swaps expired during the second quarter of 2011.

The Metals USA Notes

On the closing date of the Merger in 2005, we received approximately $268.0 million of net cash proceeds from the sale of $275.0 million in aggregate principal amount of the Metals USA Notes, after deducting expenses of the offering. Interest on the Metals USA Notes accrues at the rate of 11 1/8% per annum, is payable semi-annually in arrears on June 1 and December 1 and commenced on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010, at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

Under the Indenture governing the Metals USA Notes, we are required to pay interest on overdue principal at 1% per annum in excess of the above rate and are required to pay interest on overdue installments of interest at such higher rate to the extent lawful.

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure period thresholds) defaults based on (1) the failure to make payments under the Metals USA Notes Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of September 30, 2011.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 million on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $2.9 million and $4.2 million as of September 30, 2011, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of September 30, 2011, the weighted average variable interest rate on the IRBs was 0.34%. See below for a discussion of fixed interest rates payable on the Jeffersonville IRBs under interest rate swap agreements.

Interest Rate Swaps. In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville IRBs discussed above. The notional amounts under these swaps correspond to the principal amounts of the IRBs, which were a combined $7.1 million as of September 30, 2011, and are reduced on an annual basis as the IRBs are redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized losses from the Company’s Jeffersonville IRB interest rate swaps recognized in earnings during the nine months ended September 30, 2011 were $0.3 million, with approximately $0.2 million of settlements and $0.1 million of changes in the fair value of derivatives. The fair value of the Jeffersonville IRB interest rate swaps was $0.6 million at September 30, 2011 and was classified as other long-term liabilities in the condensed consolidated balance sheet.

Restricted Payments

Both the ABL Credit Agreement and the Indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. Under the ABL Credit Agreement, general distributions are unlimited if the FCCR is at least 1.1:1.0 and availability (including a 30 day lookback) exceeds the greater of (i) $50.0 million and (ii) 15% of the lesser of the borrowing base (not to exceed $75.0 million) and the aggregate commitments. As of September 30, 2011, our FCCR as defined in the ABL Credit Agreement was 2.78, and our borrowing availability was $177.3 million.

As of September 30, 2011, $22.8 million was available for general distribution under the restricted payment covenant contained in the Indenture governing the Metals USA Notes. As of September 30, 2011, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $207.0 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed as of September 30, 2011.

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

Inventories—As of September 30, 2011 we had inventories of $383.7 million. Inventories are stated at the lower of cost or market (“LCM”). Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in, first-out method of accounting. Under the LCM concept, the Company is required to recognize an additional expense in cost of sales in the current period for any inventory whose replacement cost has declined below its carrying cost.

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

In addition to making an assessment of current selling prices relative to product cost, we also review customer purchasing trends and take into consideration the current economic conditions as they relate to our industry and the end-use industries of our customers.

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

We have not recorded any LCM adjustments since 2009, as metal selling prices relative to metal costs have been more favorable since approximately the second quarter of 2009. We continue to manage our inventory by working to optimize the tradeoff between holding inventory and forgoing incremental sales.

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

New Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29 which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have disclosed the required information in accordance with ASU 2010-29 as it relates to the Trident acquisition described in Note 2 to our condensed consolidated financial statements for the period ended September 30, 2011.

In June 2011, the FASB issued ASU 2011-05 which will amend some of the guidance in ASC Topic 220 “Comprehensive Income” regarding how companies must present comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either a single statement or two separate statements. A single statement would contain the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for all comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for all comprehensive income. The ASU is intended to increase the prominence of other comprehensive income in financial statements and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-05 are to be applied retrospectively. For public entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company expects to include the expanded disclosures about comprehensive income within its financial statements beginning in the first quarter of 2012. ASU 2011-05 impacts presentation only and will have no effect on the Company’s financial condition, results of operations, or cash flows.

In September 2011, the FASB issued ASU 2011-08 which amends the guidance in ASC Topic 350 “Intangibles—Goodwill and Other” on testing goodwill for impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. ASU 2008-11 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the provisions of ASU 2011-08 to have a material impact on its financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of September 30, 2011, outstanding borrowings under the ABL facility were $243.4 million. Based on the weighted average borrowings outstanding on the ABL facility during the nine months ended September 30, 2011, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $1.8 million for the period.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitled us to receive quarterly payments of interest at a floating rate indexed to three-month LIBOR and pay a fixed rate that ranged from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from the Company’s ABL facility interest rate swaps which were recognized in earnings during the nine months ended September 30, 2011 amounted to $0.1 million of additional interest expense, consisting of $1.8 million of settlements, offset by $1.7 million of changes in the fair value of derivatives. The Company’s ABL facility interest rate swaps expired during the second quarter of 2011.

In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville IRBs discussed above. The notional amounts under these swaps correspond to the principal amounts of the IRBs, which were a combined $7.1 million as of September 30, 2011, and are reduced on an annual basis as the IRBs are redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the SIFMA to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized losses from the Company’s Jeffersonville IRB interest rate swaps recognized in earnings during the nine months ended September 30, 2011 were $0.3 million, with approximately $0.2 million of settlements and $0.1 million of changes in the fair value of derivatives. The fair value of the Jeffersonville IRB interest rate swaps was $0.6 million at September 30, 2011 and was classified as other long-term liabilities in the condensed consolidated balance sheet.

At September 30, 2011, $226.3 million aggregate principal amount of Metals USA Notes were outstanding with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At September  29, 2011, the Metals USA Notes were traded at approximately 101.8% of face value, based on quoted market prices.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated November 14, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated November 14, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated November 14, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated November 14, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METALS USA HOLDINGS CORP.

Date: November 14, 2011	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer