Form 10-K
period 2011-12-31
METALS USA HOLDINGS CORP.
filed 2012-03-14
CIK 1362491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number 001-34685

METALS USA HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-3779274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 E. Commercial Blvd., Suite 905 Fort Lauderdale, Florida	33308
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 202-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2011, was approximately $170,252,000. As of March 14, 2012, 37,058,507 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including Item 1. “Business,” Item 1A. “Risk Factors,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	our projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds for 2012;

•	our expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions; and

•	our ability to compete effectively for market share with industry participants.

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

•	in fuel costs or availability of fuel emission credits or workforce issues;

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;

•	general political conditions and developments in the United States and in foreign countries whose affairs affect supply, demand and markets for steel, metals and metal products;

•	our ability to retain key employees; and

•	our expectations with respect to our acquisition activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-K, including in Item 1A. “Risk Factors,” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Form 10-K are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-K, except as otherwise required by applicable law.

PART I

Item 1. Business

Overview

Metals USA Holdings Corp. is a corporation formed under the laws of the state of Delaware (“Metals USA Holdings”). Metals USA Holdings and its wholly owned subsidiaries, Flag Intermediate Holdings Corporation (“Flag Intermediate”) and Metals USA, Inc. (“Metals USA”) are referred to collectively herein as the “Company.”

As one of the largest metal service center businesses in the United States, we believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum, red metals, manufactured metal components and inventory management services. We believe that we serve an important function as an intermediary between primary metal producers that generally sell large volumes in limited sizes and configurations and end-users that generally require more services and smaller quantities of customized products. Operating 46 facilities comprising approximately 5.9 million square feet of industrial space, our metal service center business sold more than 1,396 thousand tons of metal products in 2011. We sell our products and services to a diverse customer base and broad range of end-user markets, including the aerospace, automotive industry manufacturing, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services industries, among several others, throughout the United States. We strive to earn a margin over the cost of metal. Management’s strategy, manifested through organic growth initiatives and our acquisitions of metal service center businesses, focuses on maximizing the margin we earn over the cost of metal by offering additional value-added processing services and diversifying our product mix. We believe our growth and acquisition strategy, in combination with management’s demonstrated ability to manage metal purchasing and inventories to consistently meet our customers’ high expectations for service and reliability, serves as a foundation for future revenue growth and stable operating profit per ton through the economic cycle.

We operate in three reportable business segments: Plates and Shapes Group, Flat Rolled and Non-Ferrous Group, and Building Products Group. Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups perform customized, value-added processing services to unimproved steel and other metals required to meet specifications provided by our customers in addition to offering inventory management and just-in-time delivery services, among others. These services enable our customers to reduce material costs, decrease capital required for raw materials inventory and processing equipment, and save time, labor, warehouse space and other expenses. The customers of our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are in the aerospace, automotive industry manufacturing, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services industries. Our Building Products Group manufactures finished building products for distributors and contractors engaged in the residential remodeling industry.

On April 14, 2010, Metals USA Holdings completed its initial public offering of 11,426,315 shares of its common stock at $21.00 per share (the “IPO”), as described in the Company’s Registration Statement on Form S-1, as amended (File No. 333-150999). As a result of the IPO, the percentage of the Company’s outstanding capital stock held by non-affiliates as of December 31, 2011 is approximately 31%. Investment funds associated with Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities, “Apollo” or “Apollo V”) own approximately 64% of the capital stock of Metals USA Holdings, with the remainder held by members of our management.

On May 18, 2005, Metals USA Holdings and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA. On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate, merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Flag Intermediate and Flag Acquisition conducted no operations during the period from May 9, 2005

(date of inception) to November 30, 2005. As a result of the Merger, all of Metals USA’s issued and outstanding common stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Metals USA Holdings was formed by Apollo.

Metals USA Holdings and its wholly owned subsidiaries, Flag Intermediate and Metals USA, are also referred to collectively herein as the “Successor Company” and Metals USA prior to the Merger is referred to as the “Predecessor Company.”

Growth Through Acquisitions

Strategic acquisitions of metal service center businesses that complement our overall product and service base are an important element to our growth strategy. The following acquisitions occurred over the last six years.

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

In March 2011, we completed the acquisition of The Richardson Trident Company (“Trident”). Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. The Company operates under The Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, Austin, El Paso, Harlingen and Odessa, Texas; Tulsa, Oklahoma; Olathe, Kansas; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia.

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

Products and Services, Markets and Industry Information

The Company’s businesses are managed on a decentralized basis operating in business segments based on product groups. We believe this product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies and focused capital investment. Operational activities and policies are managed by corporate officers and key product group executives who, on average, have over 29 years of experience and are supported by finance, purchasing and sales and marketing staff. For additional industry segment information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment,” and Note 13 to our consolidated financial statements for the year ended December 31, 2011 included elsewhere in this report.

Metal Processing/Metal Service Center Businesses: Plates and Shapes and Flat Rolled and Non-Ferrous Groups

Industry Overview. Companies operating in the metals industry can generally be characterized as primary metal producers, metal processors/metal service centers or end-users. Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are metals processors/metal service centers. As such, we purchase carbon steel, stainless steel, aluminum, brass, copper and other metals from producing mills and then sell our metal processing services and the metal to our customers, who are generally end-users. We believe that both primary metal producers and end-users increasingly seek to have their metal processing and inventory management requirements met by value-added oriented metal processors/metal service centers like us.

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

In our Plates and Shapes and Flat Rolled and Non-Ferrous Groups, we engage in pre-production processing of carbon steel, stainless steel, red metals and aluminum. We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment. The Plates and Shapes and Flat Rolled and Non-Ferrous Groups contributed approximately 95% of our 2011 net sales.

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

Plates and Shapes Group. The Plates and Shapes Group processes and sells steel plates and structural beams, bars, angles and tubes. We believe we are one of the largest distributors of steel plates and structural beams in the United States. In 2011, we sold approximately 596 thousand tons of products through 19 metal service centers located primarily in the southern and eastern regions of the United States. Our metal service centers are generally equipped to provide additional value-added processing, and a substantial portion of our volume is processed prior to being delivered to the end-user. These processing services include burning, blasting and painting (the process of cleaning steel plate by shot-blasting, then immediately applying a paint or primer), tee-splitting (the cutting of metal beams along the length to form separate pieces), cambering (the bending of structural shapes to improve load-bearing capabilities), leveling (the flattening of metals to uniform tolerances for proper machining), cutting, sawing, punching, drilling, beveling, surface grinding, braking (bending), shearing and cutting-to-length (the cutting of metals into pieces and along the width of a coil to create sheets or plates). We sell our products to a diversified customer base, including a large number of small customers who purchase products in small order sizes. We believe our disciplined management and hands-on service, backed by our national network of metal service centers, enables us to effectively meet our customers’ varied product and inventory management needs.

We generally earn additional margin from our customers by providing services such as product marking, item sequencing, just-in-time delivery and kitting. The customers who require these products and services are primarily in the fabrication, public and private non-residential construction, machinery and equipment, land and marine transportation, and energy industries. Because our metal service centers are generally located in close proximity to our metal suppliers and our customers, we are able to meet our customers’ product and service needs reliably and consistently. Over the last six years, we added two businesses to our Plates and Shapes portfolio through acquisitions. In May 2006, we completed the acquisition of Port City, which bolstered our presence in the construction and oil-field services sectors. In February 2009, we acquired Philadelphia Plate, which has expanded our presence in the northeast region of the United States and augmented our presence in the marine and defense sectors.

Flat Rolled and Non-Ferrous Group. The Flat Rolled and Non-Ferrous Group processes and sells flat rolled carbon and stainless steel, aluminum, brass and copper in a number of alloy grades and sizes through 27 metal service centers located primarily in the mid-western and southern regions of the United States. We sold approximately 812 thousand tons of these products in 2011, with our revenues split approximately 60% and 40% between ferrous products and non-ferrous products, respectively. Substantially all of the products from this group that are sold undergo value-added processing prior to shipment to our customers. These processing services include precision blanking (the process in which metal is cut into precise two-dimensional shapes), slitting (the cutting of coiled metals to specified widths along the length of the coil), shearing and cutting-to-length, punching and leveling.

We sell our products and services to customers in the electrical and appliance manufacturing, fabrication, furniture, machinery and equipment, transportation and aerospace industries. Many of our large customers purchase through pricing arrangements or contractual agreements that specify the margin over the cost of metal and we generally earn additional margin from these customers by providing services such as product marking and labeling, just-in-time delivery and kitting. We are able to provide these services reliably because our metal service centers are generally located in close proximity to our metal suppliers and our customers. Over the last six years, we added four businesses to our Flat Rolled and Non-Ferrous portfolio through acquisitions. In July 2007, we acquired Lynch Metals, a metal service center business that provides specialized aluminum products primarily to the aerospace, industrial and automotive industries. In June 2010, we acquired J. Rubin, expanding the scope of our product lines, services and geographic footprint in the upper Midwest, in addition to allowing us to enhance our cross-selling opportunities in existing markets. In December 2010, we acquired ORMS, a metal service center with distinctive processing and service capabilities and a strategic location in an existing Midwest market. In March 2011, we acquired Trident, a wholesale distributor of metals, plastics and electronic parts with fabricating capabilities designed to service the oil and gas industry.

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

Net sales by product line as a percent of total sales for our metal service center businesses for each of the three years ended December 31, 2011, 2010, and 2009 were as follows:

	Twelve Months Ended December 31,
	2011	2010	2009
Carbon Flat Rolled Products	34.7%	35.1%	31.5%
Mini Mill Products	10.5%	11.2%	10.9%
Non-Ferrous Products	24.4%	21.9%	20.0%
Plate Products	17.6%	18.1%	19.6%
Structural Products	12.8%	13.7%	18.0%

	100.0%	100.0%	100.0%

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

We have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer-approved quality standards, inspection criteria and metals source traceability. Twenty of our 46 metal service center facilities have International Standards for Organization, or “ISO,” certification.

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

The downturn in the United States housing sector has pushed home improvement remodeling spending below its long-term trend. Falling home prices have discouraged discretionary home improvement spending and diminished the amount of equity that owners have in their homes. Prior to the downturn in the United States housing sector, the ability to borrow against equity created by rising home prices fueled remodeling activity, as well as broader consumer spending. Now that home prices have softened, owners cannot finance home improvement projects as easily. These difficult end market conditions have affected sales growth associated with our Building Products Group.

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

Strategy

Our mission is to increase our position as one of the nation’s leading integrated metals processors and distributors, recognized for best in class customer service and optimal inventory management to meet customer demands, and to ensure strategic use of our capital resources, continuing to strengthen the relationships we have with our suppliers, while constantly renewing our focus on safety, growth and profitability. Execution of the following strategies is critical to our success:

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

•

Continue Our Strong Focus on Inventory Management. We will continue managing our inventory to maximize our returns, profitability and cash flow while maintaining sufficient inventory to respond to our customers’ demands. Constant evaluation of our inventory management framework will allow us to continue supplying our customers reliably, even during periods of tight metal supply. We expect our inventory management framework will continue generating strong earnings during periods of rising metal prices and strong cash flow during periods of declining metal prices.

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

We obtain the overwhelming majority of our metals from domestic suppliers, which include Nucor Corp., AK Steel, Arcelor-Mittal, North American Stainless, Thyssen Krupp Steel USA, and Steel Dynamics. Although we have historically purchased approximately 10% to 15% of our raw material supplies from foreign producers, domestic suppliers have always been, and we believe will continue to be, our principal source of raw material.

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

During the last decade, U.S. Steel, Nucor Corp. and Arcelor Mittal acquired several of their domestic competitors, and international integrated producers merged and consolidated operations. The result of this trend has been fewer integrated producers from which we can purchase our raw materials. We believe that global consolidation of the metals industry is beneficial to the metals industry as a whole by enhancing efficiency. However, such consolidation could result in price increases for the metal that we purchase.

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

Nearly all sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 4% of our net sales in each of the last three years. Our ten largest customers represented less than 14% of our net sales in 2011. For the year ended December 31, 2011, the average transaction size for our metal service centers was approximately $3,269. We have sought to enhance our position in stable growth industries that demand additional value-added services and reduce our exposure to more cyclical sectors. Through our organic growth and acquisitions, we have capitalized on opportunities to augment our existing product and service portfolio with high value-added products such as aluminum brazing sheet, armor plate, marine grade aluminum plate, and pressure vessel plate to service the aerospace, marine, defense, and oil and gas industries. Our broad portfolio of high-quality metal products and customized value-added services allows us to offer one-stop shopping to our customers. We believe the breadth of our portfolio provides a significant competitive advantage over smaller metal service centers, which generally stock fewer products and offer fewer services than we do.

Competition

The metals distribution industry is highly fragmented and competitive. Service centers compete with each other on price, service, quality and availability of products. According to Metal Center News, Metals USA is ranked number twelve among service centers in North America based on 2010 revenues.

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

Employees

As of December 31, 2011, we employed approximately 2,200 persons. As of December 31, 2011, approximately 176, or approximately 8% of our employees, at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; and the International Brotherhood of Teamsters. Our relationship with these unions generally has been satisfactory. Within the last five years, we have not experienced any work stoppages at any of our facilities. We are currently a party to seven collective-bargaining agreements. Six expire in 2013 and one expires in 2014. Presently, we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we expect to succeed in negotiating new collective bargaining agreements with respect to the agreements that expire in 2013 and 2014.

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

Financial Information About Segments

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 13 to our consolidated financial statements for the year ended December 31, 2011.

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

Seasonal Aspects, Renegotiation and Backlog

There is a slight decrease in our business during the winter months because of inclement weather conditions and the seasonality of customer end markets. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government. Because of the just-in-time delivery policy and the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our business.

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

Communication with the Company

The Company’s required Securities and Exchange Act filings such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website, http://www.metalsusa.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (the “SEC”). All of these materials are located at the “Investor Relations” link. They can also be obtained free of charge upon request to the Company’s principal address: Metals USA Holdings Corp., 2400 E. Commercial Blvd., Suite 905, Fort Lauderdale, Florida 33308.

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

Metal costs typically represent approximately 75% of our net sales. Metal costs can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us and may, therefore, adversely affect our net sales, operating margin and net income. Our metal service centers maintain substantial inventories of metal to accommodate the short lead-times and just-in-time delivery requirements of our customers. Accordingly, using information derived from customers, market conditions, historic usage and industry research, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers. Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders. We have no substantial long-term, fixed-price purchase contracts. When raw material prices rise, we may not be able to pass the price increase on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we reduce existing inventory quantities, lower margins. There have been historical periods of rapid and significant movements in the prices of metal both upward and downward. These changes can make it difficult for us to accurately forecast our results, which could cause us to have higher or lower levels of inventory than required or make expenditures that may not generate expected returns. Any limitation on our ability to pass through any price increases to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in metal prices (which we believe are currently increasing, which may not continue) also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts. As a result, when metal prices are rising, we tend to draw more on our $500 million amended and restated senior secured asset-based credit facility due 2015 (the “ABL facility”) to cover the cash flow cycle from our raw material purchases to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities. Our liquidity is thus adversely affected by rising metal prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating and Investing Activities.”

Our operating results and liquidity could be negatively affected during economic downturns because the demand for our products is cyclical. We believe demand for our product is currently in the lower end of the cycle, although conditions have steadily improved throughout the latter half of 2009 through year-end 2011 (which may not continue).

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

The decline in steel prices resulting from weakened demand and an oversupply of steel throughout the supply chain during the latter half of 2008 and first half of 2009 contributed to a significant decline in steel product shipments from metals service centers in the United States. Reduced demand in a number of our markets combined with the foreign relocation of some of our customers could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

We use a variety of metals in our business. Our operations depend upon obtaining adequate supplies of metal on a timely basis. We purchase most of our metal from a limited number of metal suppliers. As of December 31, 2011, our top three metals suppliers represent a significant portion of our total metal purchasing cost. Termination of our relationship with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations or cash flows if we were unable to obtain metal from other sources in a timely manner.

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

We are engaged in a highly fragmented and competitive industry. We compete with a large number of other value-added oriented metals processor/metal service centers on a regional and local basis, some of which may have greater financial resources than we have. Service centers compete with each other on price, service, quality and availability of products. According to Metal Center News, Metals USA is ranked number twelve among service centers in North America based on 2010 revenues. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Because price, particularly in the ferrous flat rolled business, is a competitive factor, we may be required in the future to reduce sales volumes to maintain our level of profitability. Increased competition in any of our businesses could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2011, approximately 176 of our employees (approximately 8%) at various sites were members of unions. We are currently a party to seven collective-bargaining agreements. Six expire in 2013 and one expires in 2014. Presently we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. However, no assurances can be given that we will succeed in negotiating new collective-bargaining agreements to replace the expiring ones without a strike. Any strikes in the future could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Business—Employees” for a discussion of our previous negotiations of collective-bargaining agreements.

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

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. The Metals USA Notes, the ABL facility and our other outstanding indebtedness are expected to account for significant cash interest expenses in fiscal 2012 and subsequent years. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing; however, this insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness.

Our use of leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2011, our total indebtedness was $468.6 million. We also had an additional $163.8 million available for borrowing under the ABL facility as of that date.

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

The ABL facility and the indenture governing the Metals USA Notes (the “Metals USA Notes Indenture” or the “Identure”) contain various covenants that limit or prohibit our ability, among other things, to:

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

The Metals USA Notes Indenture contains covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined adjusted EBITDA to fixed charges and consolidated total debt ratios (each, as defined by the Indenture). The covenants in the Indenture require us to have an adjusted EBITDA to fixed charge ratio (measured on a trailing four-quarter basis) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under the Indenture.

As of December 31, 2011, our fixed charge coverage ratio (“FCCR”), as defined by the loan and security agreement governing the ABL facility, was 2.82. As of December 31, 2011 we had $163.8 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. We do not have to maintain a minimum FCCR as long as our borrowing availability under the ABL facility is greater than or equal to the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability.

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

The terms of the Metals USA Notes Indenture and the ABL facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. As of December 31, 2011, we had approximately $163.8 million available for additional borrowing under the ABL facility, including the subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. In addition, the Metals USA Notes Indenture does not limit the amount of indebtedness that may be incurred by Flag Intermediate or Metals USA Holdings. Additional leverage could have a material adverse effect on our business, financial condition or results of operations and could increase the risks described in “—Our use of leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness,” “—Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows” and “—Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.”

Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2011, we had approximately $240.3 million of floating rate debt under the ABL facility and our Industrial Revenue Bonds (“IRBs”). We also had an additional $163.8 million available for borrowing under the ABL facility as of December 31, 2011. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our fiscal 2011 interest expense under the ABL facility and the IRBs by approximately $2.4 million. We use derivative financial instruments to manage a portion of the potential impact of our interest rate risk. As of December 31, 2011, we had $4.1 million of IRBs that were hedged under interest rate swap agreements. To some extent, derivative financial instruments can protect against increases in interest rates, but they do not provide complete protection over the longer term. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, we operated 19 metal service centers in the Plates and Shapes Group and 27 facilities in the Flat Rolled and Non-Ferrous Group. These facilities use various metals processing and materials handling machinery and equipment. As of the same date, our Building Products Group operated four manufacturing plants where we process metals into various building products and 14 sales centers.

Many of our facilities are capable of being used at higher capacities, if necessary. We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years. Our metal service center facilities, Building Products sales centers and manufacturing plants, and administrative offices are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2011

	Location	Square Footage	Owned/ Leased
Plates and Shapes Group:
	Mobile, Alabama	246,000	Owned
	Jacksonville, Florida	60,000	Owned
	Oakwood, Georgia	206,000	Owned
	Waggaman, Louisiana	371,000	Owned
	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Columbus, Mississippi	45,000	Owned
	Newark, New Jersey	81,000	Owned
	Greensboro, North Carolina	180,000	Owned
	Canton, Ohio	110,000	Owned
	Enid, Oklahoma	112,000	Owned
	Muskogee, Oklahoma (1)	229,000	Owned
	Tulsa, Oklahoma	533,000	Leased
	Ambridge, Pennsylvania	200,000	Leased
	Langhorne, Pennsylvania	235,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	Philadelphia, Pennsylvania	109,000	Leased
	York, Pennsylvania	109,000	Owned
	Cedar Hill, Texas	150,000	Owned

Flat Rolled and Non-Ferrous Group:
	Thomasville, Alabama	75,000	Owned
	Anaheim, California	45,000	Leased
	Orange, California	28,000	Leased
	Thomasville, Georgia	52,000	Leased
	Madison, Illinois	100,000	Owned
	Northbrook, Illinois	187,000	Owned
	Rockford, Illinois	119,000	Owned
	Rockford, Illinois	41,000	Owned
	Jeffersonville, Indiana	90,000	Owned
	Jeffersonville, Indiana (1) (2)	270,000	Owned
	Jeffersonville, Indiana (2)	40,000	Leased
	Wichita, Kansas	43,000	Leased
	Mansfield, Massachusetts	42,000	Owned
	Walker, Michigan	50,000	Owned
	Plymouth, Minnesota	18,000	Owned

	Location	Square Footage	Owned/ Leased
	Liberty, Missouri	117,000	Leased
	Union, New Jersey	39,000	Leased
	Randleman, North Carolina	154,000	Owned
	Springfield, Ohio	105,000	Owned
	Wooster, Ohio	140,000	Owned
	Tulsa, Oklahoma	130,000	Owned
	Houston, Texas	57,000	Owned
	Katy, Texas	212,000	Owned
	Odessa, Texas	29,000	Owned
	Richardson, Texas	192,000	Owned
	Germantown, Wisconsin	102,000	Owned
	Horicon, Wisconsin	120,000	Leased
	Horicon, Wisconsin	32,000	Leased

Building Products Group:
Sales Centers	Birmingham, Alabama	19,000	Leased
	Phoenix, Arizona	111,000	Leased
	Hayward, California	24,000	Leased
	Leesburg, Florida	61,000	Leased
	Pensacola, Florida	48,000	Leased
	Las Vegas, Nevada	42,000	Leased
	Oklahoma City, Oklahoma	40,000	Leased
	Irmo, South Carolina	38,000	Leased
	Nashville, Tennessee	44,000	Leased
	Houston, Texas	155,000	Leased
	Longview, Texas	15,000	Leased
	Mesquite, Texas	55,000	Leased
	Weslaco, Texas	21,000	Leased
	Kent, Washington	57,000	Leased
Manufacturing Plants	Brea, California	43,000	Owned
	Buena Park, California	168,000	Leased
	Groveland, Florida	247,000	Leased
	Courtland, Ontario	32,000	Owned

Administrative Locations:
Corporate Headquarters	Fort Lauderdale, Florida	6,700	Leased
i-Solutions	Ft. Washington, Pennsylvania	4,000	Leased

(1)	These facilities are subject to liens with respect to specific debt obligations, including IRBs.
(2)	These facilities comprise one operating location.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock, $0.01 par value per share, is traded on the New York Stock Exchange under the ticker symbol “MUSA” and was first traded on April 9, 2010. The following table sets forth the high and low reported closing sale prices of our common stock during each fiscal quarter since our initial public offering.

	2011
	High	Low
First Quarter	$16.60	$13.94
Second Quarter	$16.98	$13.97
Third Quarter	$15.39	$8.95
Fourth Quarter	$11.57	$8.11

	2010
	High	Low
Second Quarter	$21.00	$14.02
Third Quarter	$15.51	$11.10
Fourth Quarter	$15.24	$11.68

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

As of March 7, 2012, there were 52 record holders of our common stock.

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

	4/9/2010	12/31/2010	12/31/2011
Metals USA Holdings Corp.	$100.00	$79.38	$58.59
S&P 500	$100.00	$109.18	$111.49
Russell 3000	$100.00	$110.37	$111.50
Peer Group	$100.00	$97.20	$88.53

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2011, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	1,073,744	$8.97	2,763,795
Equity compensation plans not approved by security holders	—	—	—

Total	1,073,744	$8.97	2,763,795

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data for the year ended December 31, 2009, and as of December 31, 2010 and for the year ended December 31, 2010, and as of December 31, 2011, and for the year ended December 31, 2011, have been derived from our audited consolidated financial statements and related notes included in this Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2007, and as of December 31, 2007, and for the year ended December 31, 2008, and as of December 31, 2008, and as of December 31, 2009, presented in this table have been derived from the Company’s audited consolidated financial statements not included in this Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period, and should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

On March 19, 2010, the Company’s Board of Directors approved a 1.7431-for-1 split of the Company’s common stock. The split was effected as a stock dividend on April 5, 2010. The Statements of Operations Data as presented below give retroactive effect to the stock split. In addition, the Company’s Board of Directors approved an increase in the Company’s authorized shares of common stock from 30,000,000 to 140,000,000, pursuant to our amended and restated certificate of incorporation. The amended and restated certificate of incorporation also authorizes the issuance of 10,000,000 shares of preferred stock, $0.01 par value per share. Our stockholders approved the amended and restated certificate of incorporation on March 19, 2010.

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(in millions, except per share amounts)
Statements of Operations Data:
Net Sales	$1,845.3	$2,156.2	$1,098.7	$1,292.1	$1,885.9
Cost of sales (exclusive of operating and delivery, and depreciation and amortization included in operating expenses below)	1,418.8	1,612.9	890.1	996.7	1,445.7
Operating expenses	313.1	336.9	230.7	235.2	305.0

Operating income (loss)	113.4	206.4	(22.1)	60.2	135.2
Interest expense	87.0	87.9	63.5	38.9	36.6
Loss (gain) on extinguishment of debt	8.4	—	(92.1)	3.5	—
Other (income) expense, net	(0.7)	(0.2)	0.2	—	0.1

Income before income taxes	18.7	118.7	6.3	17.8	98.5
Provision for income taxes	4.8	46.1	2.8	6.3	33.9

Net income	$13.9	$72.6	$3.5	$11.5	$64.6

Income per share:
Income per share - basic	$0.57	$2.96	$0.14	$0.34	$1.74
Income per share - diluted	$0.55	$2.87	$0.14	$0.34	$1.73
Number of common shares used in the per share calculations:
Basic	24.5	24.5	24.6	33.8	37.0
Diluted	25.1	25.3	24.6	34.1	37.3

	As of December 31,
	2007	2008	2009	2010	2011
	(in millions)
Balance Sheet Data:
Working capital	$506.3	$699.0	$279.1	$380.2	$503.4
Total assets	959.0	1,088.2	627.8	745.5	984.8
Long-term debt, less current portion	855.0	942.6	468.2	345.4	467.6
Stockholders’ equity (deficit)	(125.6)	(51.0)	(43.7)	191.1	257.1

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on page 2 of this report for cautionary information with respect to such forward-looking statements. Readers should refer to Item 1A. “Risk Factors” for risk factors that may affect future performance. The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and Item 8. “Financial Statements and Supplementary Data.”

Overview

All references to the “Company” include Metals USA Holdings, Flag Intermediate, its wholly owned subsidiary Metals USA, and the wholly owned subsidiaries of Metals USA.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2011, approximately 95% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the aerospace, automotive industry manufacturing, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Industry Trends

Metals Service Centers

U.S. steel consumption declined dramatically during the 2009 recession. 2009 U.S. steel consumption was less than 70% of 2008 U.S. steel consumption and significantly outpaced GDP declines. Consequently, annual growth in steel demand in 2010 exceeded prior year figures by more than 14% as U.S. industrial production recovered slowly.

World steel production continued to grow in 2011. Domestic steel mills produced at an average capacity utilization rate of 75% during 2011, up 8% from last year. Apparent demand began to improve in the economies of Europe and the United States at the end of 2011 and we believe it is likely that there will be further growth during 2012. Economic indicators in the U.S. have recently been rising, which we believe should mean positive growth in steel consumption in 2012.

China has continued to dominate global steel production and consumption, accounting for roughly half of the total global steel market. Chinese steel production levels and growth characteristics have created significant demand on iron ore and metallurgical coal which has generally outpaced global supply. Spot iron ore prices eased slightly during December 2011, but remained in a narrow range. Prices have since rebounded, and we believe this upward price trend will continue.

Steel prices were relatively stable during 2011 when compared to the significantly volatile periods of 2008, 2009, and to a lesser degree 2010. Given current market conditions, steel prices are predominately influenced by raw material input costs, namely iron ore and metallurgical coal. We believe that in the absence of any unanticipated macro-economic disruptions, no near term catalyst that would materially alter current price trends is anticipated.

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

While the pace of the decline in homeowner remodeling projects appears to be moderating, increased remodeling activity does not seem likely to materialize until further signs of recovery emerge in the broader housing market. Although lower financing costs are reducing the cost of financing home improvement projects, weak home prices, the lack of homeowner equity, and decreased cost recovery for most types of remodeling projects continue to discourage upper-end remodeling improvements.

Product demand for the Company’s Building Products Group may be influenced by numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in existing home sales and improvement remodeling expenditures due to such factors could continue to limit the pace of the segment’s recovery.

Consolidated Results of Operations

The following financial information reflects our historical financial statements.

	Fiscal Years Ended December 31,
	2011	%	2010	%	2009	%
	(in millions, except percentages)
Net sales	$1,885.9	100.0%	$1,292.1	100.0%	$1,098.7	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,445.7	76.7%	996.7	77.1%	890.1	81.0%
Operating and delivery	175.7	9.3%	131.9	10.2%	126.7	11.5%
Selling, general and administrative	108.1	5.7%	81.9	6.3%	85.1	7.7%
Depreciation and amortization	21.2	1.1%	17.8	1.4%	18.9	1.7%
Loss on sale of property and equipment	—	—	0.3	0.0%	—	—
Advisory agreement termination charge	—	—	3.3	0.3%	—	—

Operating income (loss)	135.2	7.2%	60.2	4.7%	(22.1)	-2.0%
Interest expense	36.6	1.9%	38.9	3.0%	63.5	5.8%
Loss (gain) on debt extinguishment	—	—	3.5	0.3%	(92.1)	-8.4%
Other expense, net	0.1	0.0%	—	—	0.2	0.0%

Income before income taxes	98.5	5.2%	17.8	1.4%	6.3	0.6%
Provision for income taxes	33.9	1.8%	6.3	0.5%	2.8	0.3%

Net income	$64.6	3.4%	$11.5	0.9%	$3.5	0.3%

Results of Operations—Year Ended December 31, 2011 Compared to 2010

Net sales. Net sales increased $593.8 million, or 46.0%, from $1,292.1 million for the year ended December 31, 2010 to $1,885.9 million for the year ended December 31, 2011. The increase was primarily attributable to a 31.8% increase in shipments, in addition to a 12.9% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Net sales for our Building Products Group increased $2.8 million, or 3.4%, for the year ended December 31, 2011 compared to the same period of 2010. Results for the year ended December 31, 2011 include operating results from the Trident acquisition, which closed on March 11, 2011, and the ORMS acquisition, which closed on December 31, 2010. In addition, results for the year ended December 31, 2011 include a full twelve months of operating results from the J. Rubin acquisition, which closed on June 28, 2010. Trident, ORMS and J. Rubin contributed a combined $194.7 million of incremental sales for the year ended December 31, 2011. Excluding the Trident, ORMS and J. Rubin acquisitions, net sales for our metal service center businesses increased $396.3 million, or 33.3%, for the year ended December 31, 2011 versus the same period of 2010, which primarily resulted from a 16.7% increase in shipments and a 14.2% increase in average realized prices. The increase in prices and volumes is attributable to the cyclical nature of the metal consuming industries supported by our products and services. The economic recovery that continued through 2011 has translated into increased metal consumption as industrial production continues to gradually expand. We continue to experience weaker demand in industries tied to non-residential construction and offshore oil and gas drilling.

According to data from the Metals Service Center Institute, actual shipments for the service center industry for the year ended December 31, 2011 are up 14.2% over the same period of 2010. Inventory levels have remained relatively stable throughout 2011. Despite a cautious economic outlook, business conditions were generally favorable for the year ended December 31, 2011 compared to the same period of 2010.

Cost of sales. Cost of sales increased $449.0 million, or 45.0%, from $996.7 million for the year ended December 31, 2010 to $1,445.7 million for the year ended December 31, 2011. The increase was primarily attributable to a 31.8% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to an 11.8% increase in average cost per ton. Cost of sales for our Building Products Group increased $4.2 million, or 7.2%. The Trident, ORMS and J. Rubin acquisitions added a combined $144.2 million of incremental cost of sales for the year ended December 31, 2011. Excluding the Trident, ORMS and J. Rubin acquisitions, shipments increased 16.7% and average cost per ton increased 13.5% over the same period of 2010. The increase in volumes that contributed to higher cost of sales during 2011 was primarily attributable to the factors that affected the increase in net sales discussed above. Cost of sales as a percentage of net sales decreased from 77.1% for the year ended December 31, 2010 to 76.7% for the same period of 2011.

Operating and delivery. Operating and delivery expenses increased $43.8 million, or 33.2%, from $131.9 million for the year ended December 31, 2010 to $175.7 million for the year ended December 31, 2011. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $5.7 million and higher freight costs of approximately $8.5 million. In addition, Trident, ORMS and J. Rubin added a combined $21.2 million of incremental operating and delivery expenses for the year ended December 31, 2011. As a percentage of net sales, operating and delivery expenses decreased from 10.2% for the year ended December 31, 2010 to 9.3% for the year ended December 31, 2011.

Selling, general and administrative. Selling, general and administrative expenses increased $26.2 million, or 32.0%, from $81.9 million for the year ended December 31, 2010 to $108.1 million for the year ended December 31, 2011. An approximate $7.2 million increase in incentive compensation, which is aligned with the improved performance of our business, contributed to the period-over-period increase. Trident, ORMS and J. Rubin added a combined $12.0 million of incremental selling, general and administrative expenses for the year ended December 31, 2011. We also incurred costs of approximately $1.6 million during 2011 which were primarily attributable to the Trident acquisition, which closed in March 2011. As a percentage of net sales, selling, general and administrative expenses decreased from 6.3% for the year ended December 31, 2010 to 5.7% for the year ended December 31, 2011.

Depreciation and amortization. Depreciation and amortization expense increased $3.4 million, or 19.1%, from $17.8 million for the year ended December 31, 2010 to $21.2 million for the year ended December 31, 2011. The increase is primarily attributable to increases in fixed assets resulting from our growth through acquisitions over the past year and from increased capital spending, as our investments in new equipment have grown in line with higher business activity levels. Net property and equipment as of

December 31, 2011 was $247.8 million compared to $198.8 million as of December 31, 2010. As a percentage of net sales, depreciation and amortization expenses decreased from 1.4% for the year ended December 31, 2010 to 1.1% for the year ended December 31, 2011.

Operating income. Operating income increased $75.0 million, or 124.6%, from $60.2 million for the year ended December 31, 2010 to $135.2 million for the year ended December 31, 2011. The increase was primarily a result of the increase in net sales discussed above, in addition to the impact associated with the acquisitions of Trident, ORMS and J. Rubin, which contributed a combined $13.1 million of incremental operating income for the year ended December 31, 2011. The increase in operating income during 2011 was also partially attributable to the absence of a $3.3 million charge to operating expense for the termination of our advisory agreement with Apollo in connection with our IPO during the second quarter of 2010. As a percentage of net sales, operating income increased from 4.7% for the year ended December 31, 2010 to 7.2% for the year ended December 31, 2011.

Interest expense. Interest expense decreased $2.3 million, or 5.9%, from $38.9 million for the year ended December 31, 2010 to $36.6 million for the year ended December 31, 2011. The decrease was due to the redemption of Metals USA Holdings’ Senior Floating Rate PIK Toggle Notes due 2012 (the “2007 Notes”) in May 2010, partially offset by increased interest expense associated with higher borrowings and a higher average facility rate on the ABL facility. The weighted average outstanding balance on our ABL facility increased from $77.6 million for the year ended December 31, 2010 to $214.8 million for the year ended December 31, 2011. Borrowings under the ABL facility were used to fund the Trident and ORMS acquisitions, in addition to higher working capital needs between the two periods.

Income taxes. Income tax expense for the year ended December 31, 2011 was $33.9 million, resulting in an overall effective tax rate of 34.4%, compared to income tax expense of $6.3 million and overall effective tax rate of 35.3% for the year ended December 31, 2010. Our effective tax rate differs from the federal statutory rate due to state taxes, certain valuation allowances on state and Canadian deferred tax assets, as well as provisions for uncertain tax positions.

Net income. Net income increased from $11.5 million for the year ended December 31, 2010 to $64.6 million for the year ended December 31, 2011. The variance was primarily due to the improved operating performance of our metal service center businesses resulting from increases in end market demand and metal prices, ongoing and permanent cost reductions over the last year, and improved returns resulting from aggressive working capital management.

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

Weak demand caused prices for many grades of steel to fall substantially during the first half of 2009, as steel producers in North America reduced prices and cut production to adjust to lower order levels. As a result, although our metal service center businesses benefitted from a broader market recovery since mid-2009, the increase in net sales for 2010 versus 2009 was largely driven by volumes. Carbon steel prices generally trended upward at a modest rate during the latter half of 2009, although we experienced intermittent volatility in steel prices at various times during 2010, mainly during the third quarter. Prices increased in late 2010 in response to persistent higher raw material costs and typical seasonal demand strength leading into the next year.

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

Depreciation and amortization. Depreciation and amortization expense decreased $1.1 million, or 5.8%, from $18.9 million for the year ended December 31, 2009 to $17.8 million for the year ended December 31, 2010. During the years ended December 31, 2010 and 2009, the Company reduced capital expenditures to align our investments in new equipment with lower business activity levels, and also to use available cash for debt reduction. As we reduced capital spending, our depreciation costs decreased over time. The decrease was also due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

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

The increase in operating income during 2010 was partially offset by a $3.3 million charge to operating expense for the termination of our advisory agreement with Apollo in connection with our IPO. As a percentage of net sales, operating income (loss) increased from (2.0%) for the year ended December 31, 2009 to 4.7% for the year ended December 31, 2010.

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

Income taxes. Income tax expense for the year ended December 31, 2010 was $6.3 million, resulting in an overall effective tax rate of 35.3%, compared to income tax expense of $2.8 million and overall effective tax rate of 44.1% for the year ended December 31, 2009. Our effective tax rate differs from the federal statutory rate due to state taxes, certain valuation allowances on state and Canadian deferred tax assets, as well as provisions for uncertain tax positions.

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

Results of Operations by Segment

	Fiscal Years Ended December 31,
	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Spending	Tons Shipped (1)
								Direct	Toll
2011:
Plates and Shapes	$765.9	40.6%	$682.9	39.0%	$83.0	61.4%	$6.4	567	29
Flat Rolled and Non-Ferrous	1,046.7	55.5%	968.6	55.3%	78.1	57.8%	10.5	685	127
Building Products	85.8	4.5%	86.5	4.9%	(0.7)	-0.5%	4.6	—	—
Corporate and other	(12.5)	-0.7%	12.7	0.7%	(25.2)	-18.6%	0.3	(12)	—

Total	$1,885.9	100.0%	$1,750.7	100.0%	$135.2	100.0%	$21.8	1,240	156

2010:
Plates and Shapes	$538.0	41.6%	$499.6	40.6%	$38.4	63.8%	$2.3	488	21
Flat Rolled and Non-Ferrous	680.5	52.7%	635.2	51.6%	45.3	75.2%	0.7	528	30
Building Products	83.0	6.4%	83.6	6.8%	(0.6)	-1.0%	—	—	—
Corporate and other	(9.4)	-0.7%	13.5	1.1%	(22.9)	-38.0%	1.0	(8)	—

Total	$1,292.1	100.0%	$1,231.9	100.0%	$60.2	100.0%	$4.0	1,008	51

2009:
Plates and Shapes	$523.0	47.6%	$537.8	48.0%	$(14.8)	67.0%	$3.3	472	13
Flat Rolled and Non-Ferrous	490.7	44.7%	474.2	42.3%	16.5	-74.7%	0.5	409	26
Building Products	93.2	8.5%	97.1	8.7%	(3.9)	17.6%	—	—	—
Corporate and other	(8.2)	-0.7%	11.7	1.0%	(19.9)	90.0%	0.3	(7)	—

Total	$1,098.7	100.0%	$1,120.8	100.0%	$(22.1)	100.0%	$4.1	874	39

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Segment Results—Year Ended December 31, 2011 Compared to 2010

Plates and Shapes. Net sales increased $227.9 million, or 42.4%, from $538.0 million for the year ended December 31, 2010 to $765.9 million for the year ended December 31, 2011. The increase was primarily attributable to a 21.6% increase in average realized prices, in addition to a 17.1% increase in shipments for the year ended December 31, 2011 compared to the year ended December 31, 2010. While we experienced increased demand from the defense and energy services end markets during 2011, the non-residential construction sector, which has been a key metal consuming end market for us in the past, continued to experience weak demand by historical standards.

Operating costs and expenses increased $183.3 million, or 36.7%, from $499.6 million for the year ended December 31, 2010 to $682.9 million for the year ended December 31, 2011. The increase was primarily attributable to a 20.7% increase in average cost per ton, in addition to a 17.1% increase in shipments for the year ended December 31, 2011 compared to the year ended December 31, 2010. We incurred approximately $0.6 million of facility closure and severance expenses related to the closure of a Plates and Shapes location in Hayward, California during the first quarter of 2011, which contributed to the increase in operating costs and expenses versus the prior year. Operating costs and expenses as a percentage of net sales decreased from 92.9% for the year ended December 31, 2010 to 89.2% for the year ended December 31, 2011.

Operating income increased $44.6 million, or 116.1%, from $38.4 million for the year ended December 31, 2010 to $83.0 million for the year ended December 31, 2011. The increase primarily resulted from the increase in net sales discussed above, in addition to lower operating costs and expenses as a percentage of net sales, as we continue to focus on cost control. Operating income as a percentage of net sales increased from 7.1% for the year ended December 31, 2010 to 10.8% for the year ended December 31, 2011.

Flat Rolled and Non-Ferrous. Net sales increased $366.2 million, or 53.8%, from $680.5 million for the year ended December 31, 2010 to $1,046.7 million for the year ended December 31, 2011. Trident, ORMS and J. Rubin contributed a combined $194.7 million of incremental sales for the year ended December 31, 2011. The remaining increase was primarily attributable to a 16.9% increase in shipments, in addition to a 7.7% increase in average realized prices for the year ended December 31, 2011 compared to the year ended December 31, 2010. Our recent acquisitions caused shipments during 2011 to include a larger proportion of toll processed tonnage than our historical norm. Toll processing describes performing processing services on customer-owned material. Net sales for toll processing equates to the processing service fee charged to the customer. Sales of non-ferrous metals accounted for approximately 40% of the segment’s sales product mix for 2011, compared to approximately 38% for 2010. Our Flat Rolled and Non-Ferrous Group experienced increased demand in the automotive, heating and air conditioning equipment, lawn and garden equipment and aerospace equipment markets during 2011.

Operating costs and expenses increased $333.4 million, or 52.5%, from $635.2 million for the year ended December 31, 2010 to $968.6 million for the year ended December 31, 2011. Trident, ORMS and J. Rubin contributed a combined $181.4 million of incremental operating costs and expenses to the segment for 2011. The remaining increase was primarily attributable to a 16.9% increase in shipments, in addition to a 7.8% increase in average cost per ton. Operating costs and expenses as a percentage of net sales decreased from 93.3% for the year ended December 31, 2010 to 92.5% for the year ended December 31, 2011.

Operating income increased $32.8 million, or 72.4%, from $45.3 million for the year ended December 31, 2010 to $78.1 million for the year ended December 31, 2011. The increase was primarily attributable to the increase in volumes, combined with the increase in average realized prices discussed above. Trident, ORMS and J. Rubin contributed a combined $13.1 million of incremental operating income for year ended December 31, 2011. Operating income as a percentage of net sales increased from 6.7% for the year ended December 31, 2010 to 7.5% for the same period of 2011.

Building Products. Net sales increased $2.8 million, or 3.4%, from $83.0 million for the year ended December 31, 2010 to $85.8 million for the year ended December 31, 2011. Although the Building Products segment experienced top-line growth during 2011 compared to the same period of 2010, this segment of our business continues to be affected by lower consumer spending on residential remodeling due to the effects of the economic recession. Weak job growth, high unemployment, declining home prices and subdued consumer confidence, in addition to decreased access to affordable credit for homeowners and residential remodeling contractors, have contributed to volatility in home improvement spending.

Operating costs and expenses increased $2.9 million, or 3.5%, from $83.6 million for the year ended December 31, 2010 to $86.5 million for the year ended December 31, 2011. Operating costs and expenses as a percentage of net sales for 2011 were approximately in line with 2010.

Operating loss increased from $0.6 million for the year ended December 31, 2010 to $0.7 million for the year ended December 31, 2011. Results from operations for 2011 include a non-recurring gain of approximately $0.7 million from a settlement with the previous owners of the Dura-Loc Roofing Systems, Ltd. (now Allmet Roofing Products) roofing business we acquired in 2006 to cover pre-acquisition warranty claims.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $2.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due primarily to higher professional fees and higher expenses associated with incentive compensation as a result of the underlying growth and improved performance of the business.

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

Operating income (loss) increased by $53.2 million, or 359.5%, from an operating loss of $14.8 million for the year ended December 31, 2009 to operating income of $38.4 million for the year ended December 31, 2010. The increase primarily resulted from lower operating costs and expenses, which were primarily the result of the decreases in average cost per ton discussed above in addition to cost reduction initiatives implemented during the year ended December 31, 2010 and prior thereto. Operating income (loss) as a percentage of net sales increased from (2.8%) for the year ended December 31, 2009 to 7.1% for the year ended December 31, 2010.

Flat Rolled and Non-Ferrous. Net sales increased $189.8 million, or 38.7%, from $490.7 million for the year ended December 31, 2009 to $680.5 million for the year ended December 31, 2010. The J. Rubin acquisition contributed $17.8 million of incremental sales to this segment for the year ended December 31, 2010. The remaining increase was primarily attributable to a 25.3% increase in shipments, in addition to a 7.8% increase in average realized prices for the year ended December 31, 2010 compared to the year ended December 31, 2009. Sales of non-ferrous metals accounted for approximately 38% of the segment’s sales product mix for 2010, compared to approximately 40% for 2009. Our Flat Rolled and Non-Ferrous Group experienced strong demand in the automotive, aerospace and lawn and garden equipment markets during 2010.

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

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $3.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. During the second quarter of 2010, unamortized prepaid advisory fees of $3.3 million were charged to expense as a result of the termination of our advisory agreement with Apollo in connection with our IPO. This charge was partially offset by a decrease in salaries and employee benefits of approximately $1.0 million, in addition to lower professional and consulting fees of approximately $0.4 million for the year ended December 31, 2010 versus 2009.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year. As of December 31, 2011, we had $227.7 million drawn on the ABL facility, our borrowing availability was $163.8 million, and we had cash of $12.1 million.

Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. At March 7, 2012, we had $253.8 million drawn on the ABL facility, our borrowing availability was $162.8 million and we had cash of approximately $12.4 million.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs through additional borrowings under the ABL facility and the issuance of debt securities. At December 31, 2011, our long-term debt consisted of $227.7 million of outstanding borrowings on the ABL facility, $226.3 million principal amount of the Metals USA Notes, IRBs with $12.6 million principal amount outstanding, $1.5 million in the form of a note payable in connection with the acquisition of Trident, and $0.5 million of capital lease obligations. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $380.2 million at December 31, 2010 to $503.4 million at December 31, 2011.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early-payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, we can replace our inventory at lower cost and, thus, generally the ABL facility utilization is reduced. We believe our cash flow from operations, supplemented with the cash available under the ABL facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment. Additionally, we intend to look for value-added business opportunities that we can acquire at reasonable prices. We intend to use cash flows from operations and borrowing availability under the ABL facility to fund future investments.

Cash Flows

The following discussion of the principal sources and uses of cash should be read in conjunction with our Consolidated Statements of Cash Flows which are set forth under Item 8.“Financial Statements and Supplementary Data.”

Year Ended December 31, 2011

During the year ended December 31, 2011, net cash used in operating activities was $12.3 million. Our working capital increased during 2011 as we experienced increasing prices and end market demand. Increases of $48.6 million in our accounts receivable balance and $93.6 million in our inventory value were the primary contributors to operating cash outflows for the period. Accounts receivable increased due to stronger sales which were primarily driven by sharply higher shipments versus the prior year.

Net cash used in investing activities was $109.6 million for the year ended December 31, 2011, and consisted primarily of $88.1 million of acquisition costs, net of cash acquired, for the Trident acquisition, which closed on March 11, 2011, and capital expenditures of $21.8 million. The most significant internal capital project for 2011 was the construction of our Thomasville, Alabama Flat Rolled and Non-Ferrous service center.

Net cash provided by financing activities was $117.4 million for the year ended December 31, 2011, which consisted of net borrowings on the ABL facility of $121.7 million offset by $2.9 million of cash paid for loan financing costs and $1.4 million of debt repayments.

Year Ended December 31, 2010

During the year ended December 31, 2010, net cash used in operating activities was $56.9 million. This amount was primarily attributable to increases in accounts receivable and inventories. Changes in working capital during 2010 reflected improving business conditions as commodity prices and demand continued to increase. We increased inventory tonnage on hand commensurate with increased levels of shipments to our customers, while prices increased moderately throughout the year, despite some intermittent volatility. Our accounts receivable increased due to higher sales levels in 2010.

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

Covenant Compliance

Adjusted EBITDA

Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility and the Metals USA Notes Indenture) is defined as EBITDA further adjusted to exclude certain non-cash and non-recurring items. Adjusted EBITDA is not a defined term under GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity.

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (1) the sum of Adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. Should borrowing availability under the ABL facility fall below Minimum Availability, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of December 31, 2011, our borrowing availability under the ABL facility was $163.8 million. In addition, the FCCR also is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

Although the Metals USA Notes Indenture also contains covenants that restrict our ability to incur indebtedness and pay dividends based on our FCCR, the definition and application of the FCCR contained in the Indenture differs from the definition and application of the FCCR in the ABL facility in that the numerator of the FCCR as defined in the Indenture does not include cash income taxes or non-financed capital expenditures and the denominator of the FCCR as defined in the Indenture does not include the sum of certain distributions paid in cash and scheduled principal reductions on debt, and separate FCCRs are required under certain circumstances. See “—Financing Activities” below.

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of December 31, 2011, our FCCR was 2.82. As of December 31, 2011, we had $163.8 million of additional borrowing capacity under the ABL facility.

The Metals USA Notes Indenture contains covenants that restrict our ability to take certain actions, such as incurring additional debt and making certain acquisitions, if we are unable to meet defined Adjusted EBITDA to fixed charge coverage ratios (as defined). The covenants in the Indenture require us to have an Adjusted EBITDA to fixed charge coverage ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under the Indenture.

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

Limitations of Adjusted EBITDA

There are material limitations associated with making the adjustments to our earnings to calculate Adjusted EBITDA and using such a non-GAAP financial measure as compared to the most directly comparable GAAP financial measures. For instance, Adjusted EBITDA does not include:

•	interest expense, and, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, income tax expense is a necessary element of our costs and ability to operate; and

•	depreciation and amortization expense, and, because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue.

In addition, fixed charges should not be considered an alternative to interest expense.

Below is a reconciliation of net income to EBITDA, Adjusted EBITDA and net cash (used in) provided by operating activities:

	Years Ended December 31,
	2011	2010	2009
	(in millions, except ratios)
Net income	$64.6	$11.5	$3.5
Depreciation and amortization (1)	23.3	19.8	21.2
Interest expense	36.6	38.9	63.5
Loss (gain) on extinguishment of debt	—	3.5	(92.1)
Provision for income taxes	33.9	6.3	2.8
Other expense	0.1	—	0.2

EBITDA	158.5	80.0	(0.9)
Covenant defined adjustments:
Non-cash employee benefit expense (2)	2.4	1.2	0.4
Facilities closure (3)	0.6	—	2.1
Advisory agreement fees and other costs (4)	—	3.8	1.2
Acquisition expenses (5)	1.6	—	—

Adjusted EBITDA	163.1	85.0	2.8
Loss on sale of property and equipment	—	0.3	—
Provision for bad debts	2.9	2.4	2.9
Amortization of debt issuance costs and discounts on long-term debt	2.9	4.3	5.1
Deferred income taxes	15.4	1.1	32.1
Excess tax benefit from stock-based compensation	—	(0.1)	—
Non-cash interest on PIK option	—	6.2	21.0
Cash payment on PIK option	—	(23.2)	—
Advisory agreement termination charge	—	3.3	—
Interest expense	(36.6)	(38.9)	(63.5)
Provision for income taxes	(33.9)	(6.3)	(2.8)
Other expense	(1.0)	—	(0.2)
Facilities closure	(0.6)	—	(2.1)
Advisory agreement fees and other costs	—	(3.8)	(1.2)
Acquisition expenses	(1.6)	—	—
Changes in assets and liabilities	(122.9)	(87.2)	249.8

Net cash (used in) provided by operating activities	$(12.3)	$(56.9)	$243.9

Net cash used in investing activities	$(109.6)	$(31.3)	$(7.8)

Net cash provided by (used in) financing activities	$117.4	$98.8	$(396.8)

Fixed charge coverage ratio numerator (6)	$119.9	$88.5	$15.8
Fixed charge coverage ratio denominator (6)	$42.5	$36.3	$37.6
FCCR (6)	2.82	2.44	0.42

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	Primarily stock-based compensation expense.

(3)	This amount represents charges for the closure of nine facilities in our Building Products Group and one facility in our Plates and Shapes Group during 2009, in addition to one facility in our Plates and Shapes Group during 2011.
(4)	Primarily represents expenses related to the advisory agreement we had with Apollo.
(5)	Primarly related to the acquisiton of Trident, which closed in March 2011.
(6)	These amounts represent the FCCR numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility.

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

The ABL Credit Agreement provides for borrowing of up to $500.0 million of Tranche A commitments and $35.0 million of first-in, last-out (“FILO”) Tranche A-1 commitments (which may be increased up to $750.0 million at the option of Metals USA, including $35.0 million under the FILO tranche), under the 5-year, senior secured ABL facility that amended and restated Metals USA’s then-existing $625.0 million senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

On March 9, 2011, we activated $25.0 million of the FILO tranche. The ABL facility permits us to borrow on a revolving basis through the earlier of November 30, 2015 and 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. Substantially all of our subsidiaries are borrowers under the ABL facility.

On August 10, 2011, we amended the ABL facility by reducing the borrowing costs on the Tranche A commitments by 75 basis points and reducing the borrowing costs on the FILO tranche by 62.5 basis points. Under the amendment, the maturity date of the ABL facility was extended to the earlier of August 10, 2016 or 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. The ABL facility remains subject to the same acceleration provision with respect to the maturity of the Metals USA Notes described above.

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

As of December 31, 2011, we had $415.4 million of eligible collateral, $227.7 million in outstanding advances, $23.9 million in open letters of credit and $163.8 million of additional borrowing capacity. As of December 31, 2011, we had $12.1 million of cash.

At March 7, 2012, we had $439.3 million of eligible collateral, $253.8 million in outstanding advances, $22.7 million in open letters of credit and $162.8 million of additional borrowing capacity. As of March 7, 2011, we had approximately $12.4 million of cash.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of December 31, 2011), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of December 31, 2011). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.55%, respectively, as of December 31, 2011.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 million and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5 million) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the Minimum Availability, defined as the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment. We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of December 31, 2011, our FCCR was 2.82.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitled us to receive quarterly payments of interest at a floating rate indexed to three-month LIBOR and pay a fixed rate that ranged from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from the Company’s ABL facility interest rate swaps which were recognized in earnings during the year ended December 31, 2011 amounted to $0.1 million of additional interest expense, consisting of $1.8 million of settlements, offset by $1.7 million of changes in the fair value of derivatives. The Company’s ABL facility interest rate swaps expired during the second quarter of 2011.

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

Under the Metals USA Notes Indenture, we are required to pay interest on overdue principal at 1% per annum in excess of the above rate and are required to pay interest on overdue installments of interest at such higher rate to the extent lawful. The Metals USA Notes Indenture contains the covenants described under “—Covenant Compliance” above.

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure period thresholds) defaults based on (1) the failure to make payments under the Metals USA Notes Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of December 31, 2011.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. As of December 31, 2011, our total indebtedness under the IRBs was $12.6 million. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 million on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $4.0 million and $2.9 million as of December 31, 2011, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of December 31, 2011, the weighted average interest rate on the IRBs was 0.26%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all covenants as of December 31, 2011.

Interest Rate Swaps. In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville IRBs discussed above. The notional amounts under these swaps correspond to the principal amounts of the IRBs. The first swap agreement matured in December 2011. The second swap agreement matures in December 2017, and had notional value of $4.0 million as of December 31, 2011, an amount that is reduced on an annual basis as the IRB is redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized gains and losses from these derivatives are recognized in earnings as an addition or reduction to interest expense, consisting of cash settlements and changes in the fair value of derivatives. The fair value of the ORMS interest rate swap was $0.6 million at December 31, 2011, which was classified as other long-term liabilities in the consolidated balance sheet.

2007 Notes

On July 10, 2007, Metals USA Holdings issued $300.0 million initial aggregate principal amount of the 2007 Notes.

On April 14, 2010, Metals USA Holdings called for redemption of all of its remaining outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 million as of the date thereof. The redemption price of the 2007 Notes was 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to, but not including the Redemption Date. All of the 2007 Notes were redeemed on the Redemption Date. The Company did not incur any early termination penalties in connection with the redemption of the 2007 Notes. The Company used a portion of the net proceeds from the IPO, as described more fully in Note 11 to our consolidated financial statements for the year ended December 31, 2011, to finance the redemption. The aggregate cash payment for the redemption, including accrued and unpaid interest, was approximately $170.9 million. During the second quarter of 2010, $1.1 million and $2.4 million of unamortized deferred financing costs and original issue discount, respectively, were written off and charged to expense in connection with the redemption of the 2007 Notes.

Restricted Payments

Both the ABL facility and the Metals USA Notes Indenture contain restrictions as to the payment of dividends. Under the ABL Credit Agreement, general distributions are unlimited if the FCCR is at least 1.1:1.0 and availability (including a 30 day lookback) exceeds the greater of (i) $50.0 million and (ii) 15% of the lesser of the borrowing base (not to exceed $75.0 million) and the aggregate commitments. As of December 31, 2011, our FCCR was 2.82, and our borrowing availability was $163.8 million.

As of December 31, 2011, $28.9 million was available for general distribution under the restricted payment covenant contained in the Metals USA Notes Indenture. As of December 31, 2011, Flag Intermediate and its wholly owned subsidiary, Metals USA, had $220.7 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2011.

Letters of credit outstanding at December 31, 2011 consist of letters of credit in the amount of $14.0 million in conjunction with the IRBs and other letters of credit aggregating $9.9 million (total letters of credit of $23.9 million at December 31, 2011). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Contractual Obligations

We enter into operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of, rather than purchase of, facilities, vehicles and equipment. At the end of the lease, we have no further obligation to the lessor. We have varying amounts of open purchase orders that are subject to renegotiation/cancellation by either party as to quantity or price. Generally, the amounts outstanding relate to delivery periods of up to 12 weeks from the date of the purchase order.

Our future contractual obligations as of December 31, 2011 include the following:

		For the Fiscal Years Ended December 31,
	Total	2012	2013	2014	2015	2016	Beyond
		(in millions)
ABL facility (1)	$227.7	$—	$—	$—	$227.7	$—	$—
Purchase obligations	292.3	292.3	—	—	—	—	—
Metals USA Notes	327.1	25.2	25.2	25.2	251.5	—	—
IRBs (2)	12.6	0.4	0.4	0.4	0.4	0.5	10.5
Other obligations (3)	8.0	1.2	1.3	1.2	0.7	0.6	3.0
Operating lease obligations	37.1	11.5	8.3	6.2	5.4	2.6	3.1

Total (4)	$904.8	$330.6	$35.2	$33.0	$485.7	$3.7	$16.6

(1)	The amounts stated do not include interest costs. The ABL facility bears interest based upon a margin over reference rates established within a specific pricing grid. The marginal rates will vary based on availability. The applicable base rate and the effective LIBOR rate were 3.25% and 0.55%, respectively, on December 31, 2011.
(2)	The amounts do not include interest costs. The interest rates assessed on the IRBs vary from month to month based on an index of mutual bonds. The weighted average IRB rate was 0.26% as of December 31, 2011.
(3)	Consists of (i) note payable in connection with the Trident acquisition of approximately $1.5 million, (ii) capital lease of approximately $0.5 million, and (iii) a multiemployer pension fund withdrawal liability of approximately $6.0 million.
(4)	Excludes payments for unrecognized tax benefits. We believe it is reasonably possible that a decrease of up to $1.0 million in the consolidated liability for unrecognized tax benefits related to federal and state tax uncertainties may occur within the next twelve months. In addition, we believe that it is reasonably possible that approximately $1.5 million of other remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized within the next twelve months as a result of a lapse in the statute of limitations. For additional information see Note 10 to the consolidated financial statements in Item 8 of this Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

The following accounting policies and estimates are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on our reported financial information.

Accounts Receivable

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

Inventories

As of December 31, 2011 we had inventories of $402.5 million. Inventories are stated at the lower of cost or market (“LCM”). Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in, first-out method of accounting. Under the LCM concept, the Company is required to recognize an additional expense in cost of sales in the current period for any inventory whose replacement cost has declined below its carrying cost.

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

Goodwill

The acquisition method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. We perform a goodwill impairment test annually as of October 31. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.

We test for impairment of goodwill by first making a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed to the two-step approach as prescribed in Accounting Standards Codification (“ASC”) Topic 350 – “Intangibles – Goodwill and Other” (“ASC 350”). The first step of the impairment test compares the fair value of a reporting unit with its carrying value including assigned goodwill. The second step of the impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, we compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill.

We use the present value of future cash flows to determine fair value in combination with the market approach. While we believe that our key assumptions and estimates are consistent with those a hypothetical market participant would use given circumstances that are present at the time the estimates are made, future operating results could reasonably differ from our estimates and could require a provision for impairment in a future period.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”) which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have disclosed the required information in accordance with ASU 2010-29 as it relates to the Trident acquisition described in Note 2 to our consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08 Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) which amends the guidance in ASC Topic 350 “Intangibles—Goodwill and Other” on testing goodwill for impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. ASU 2008-11 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company elected to adopt ASU 2011-08 in the fourth quarter of 2011, coinciding with its 2011 annual goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on our financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of December 31, 2011, outstanding borrowings under the ABL facility were $227.7 million. Based on the weighted average borrowings outstanding on the ABL facility during the year ended December 31, 2011, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $2.2 million for the period.

In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville IRBs discussed above. The notional amounts under these swaps correspond to the principal amounts of the IRBs. The first swap agreement matured in December 2011. The second swap agreement matures in December 2017, and had notional value of $4.0 million as of December 31, 2011, an amount that is reduced on an annual basis as the IRB is redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by SIFMA to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized gains and losses from these derivatives are recognized in earnings as an addition or reduction to interest expense, consisting of cash settlements and changes in the fair value of derivatives. The fair value of the ORMS interest rate swap was $0.6 million at December 31, 2011, which was classified as other long-term liabilities in the consolidated balance sheet.

At December 31, 2011, $226.3 million aggregate principal amount of Metals USA Notes were outstanding with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At March 2, 2012, the Metals USA Notes were traded at approximately 103.88% of face value, based on quoted market prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Metals USA Holdings Corp.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Metals USA Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metals USA Holdings Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

March 14, 2012

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash	$12.1	$16.6
Accounts receivable, net of allowance of $6.9 and $5.9, respectively	212.2	149.3
Inventories	402.5	290.8
Deferred income tax asset	7.9	12.0
Prepayments and other	9.4	9.8

Total current assets	644.1	478.5
Property and equipment, net	247.8	198.8
Intangible assets, net	26.6	7.4
Goodwill	52.8	47.3
Other assets	13.5	13.5

Total assets	$984.8	$745.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$110.0	$66.6
Accrued liabilities	29.7	30.6
Current portion of long-term debt	1.0	1.1

Total current liabilities	140.7	98.3
Long-term debt, less current portion	467.6	345.4
Deferred income tax liability	97.1	88.5
Other long-term liabilities	22.3	22.2

Total liabilities	727.7	554.4

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 37,059,236 issued and 37,058,507 outstanding at December 31, 2011, and 37,024,842 issued and outstanding at December 31, 2010	0.4	0.4
Additional paid-in capital	231.3	229.8
Retained earnings (accumulated deficit)	25.1	(39.5)
Accumulated other comprehensive income	0.3	0.4

Total stockholders’ equity	257.1	191.1

Total liabilities and stockholders’ equity	$984.8	$745.5

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net Sales	$1,885.9	$1,292.1	$1,098.7
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,445.7	996.7	890.1
Operating and delivery	175.7	131.9	126.7
Selling, general and administrative	108.1	81.9	85.1
Depreciation and amortization	21.2	17.8	18.9
Loss on sale of property and equipment	—	0.3	—
Advisory agreement termination charge	—	3.3	—

Operating income (loss)	135.2	60.2	(22.1)
Other (income) expense:
Interest expense	36.6	38.9	63.5
Loss (gain) on extinguishment of debt	—	3.5	(92.1)
Other expense, net	0.1	—	0.2

Income before income taxes	98.5	17.8	6.3
Provision for income taxes	33.9	6.3	2.8

Net income	$64.6	$11.5	$3.5

Income per share:
Income per share—basic	$1.74	$0.34	$0.14

Income per share—diluted	$1.73	$0.34	$0.14

Number of common shares used in the per share calculation:
Basic	37.0	33.8	24.6

Diluted	37.3	34.1	24.6

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME

(in millions, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Common Stock ($0.01 Par)
Balance at beginning of period	$0.4	$0.2	$0.2
Issuance of common stock	—	0.2	—

Balance at end of period	$0.4	$0.4	$0.2

Additional Paid-in Capital
Balance at beginning of period	$229.8	$7.5	$6.3
Stock-based compensation	1.5	1.2	0.4
Issuance of common stock	—	221.0	2.7
Other	—	0.1	(1.9)

Balance at end of period	$231.3	$229.8	$7.5

Retained Earnings (Accumulated Deficit)
Balance at beginning of period	$(39.5)	$(51.0)	$(54.5)
Net income	64.6	11.5	3.5

Balance at end of period	$25.1	$(39.5)	$(51.0)

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(0.2)	$0.2	$0.7
Deferred hedging gains	0.1	0.6	1.7
Deferred securities valuation gains	—	—	0.2

Other comprehensive income (loss), net of deferred income taxes	(0.1)	0.8	2.6
Accumulated other comprehensive income (loss) at beginning of period	0.4	(0.4)	(3.0)

Accumulated other comprehensive income (loss) at end of period	$0.3	$0.4	$(0.4)

Comprehensive Income
Net income	$64.6	$11.5	$3.5
Other comprehensive income (loss)	(0.1)	0.8	2.6

Total comprehensive income	$64.5	$12.3	$6.1

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$64.6	$11.5	$3.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on sale of property and equipment	—	0.3	—
Provision for bad debts	2.9	2.4	2.9
Depreciation and amortization	23.3	19.8	21.2
Loss (gain) on extinguishment of debt	—	3.5	(92.1)
Amortization of debt issuance costs and discounts on long-term debt	2.9	4.3	5.1
Deferred income taxes	15.4	1.1	32.1
Stock-based compensation	1.5	1.2	0.4
Excess tax benefit from stock-based compensation	—	(0.1)	—
Non-cash interest on PIK option	—	6.2	21.0
Cash payment of interest on PIK option	—	(23.2)	—
Advisory agreement termination charge	—	3.3	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(48.6)	(13.8)	54.9
Inventories	(93.6)	(64.0)	206.6
Prepayments and other	0.5	(3.0)	—
Accounts payable and accrued liabilities	18.6	(6.5)	(11.0)
Other operating	0.2	0.1	(0.7)

Net cash (used in) provided by operating activities	(12.3)	(56.9)	243.9

Cash flows from investing activities:
Sales of assets	0.3	0.7	0.5
Purchases of assets	(21.8)	(4.0)	(4.1)
Acquisition costs, net of cash acquired	(88.1)	(28.0)	(4.2)

Net cash used in investing activities	(109.6)	(31.3)	(7.8)

Cash flows from financing activities:
Borrowings on credit facility	233.8	99.5	119.0
Repayments on credit facility	(112.1)	(68.5)	(412.0)
Repayments of long-term debt	(1.4)	(146.7)	(105.9)
Deferred financing costs	(2.9)	(6.8)	—
Exercise of stock options	—	—	2.7
Excess tax benefit from stock-based compensation	—	0.1	—
Net proceeds from initial public stock offering	—	221.2	—
Other financing	—	—	(0.6)

Net cash provided by (used in) financing activities	117.4	98.8	(396.8)

Net (decrease) increase in cash	(4.5)	10.6	(160.7)
Cash, beginning of period	16.6	6.0	166.7

Cash, end of period	$12.1	$16.6	$6.0

Supplemental Cash Flow Information:
Cash paid for interest	$36.0	$59.2	$41.0

Cash paid for income taxes	$21.8	$1.4	$3.7

Cash received for income taxes	$(0.4)	$(16.4)	$(20.0)

Investments in property and equipment not paid	$0.7	$0.5	$0.2

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share amounts)

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2011, approximately 95% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the aerospace, automotive industry manufacturing, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

Reserves for Roofing Product Warranty Costs. Consistent with industry practice, the Company provides homeowners a manufacturer’s lifetime transferable limited warranty on its roofing products manufactured by the Building Products segment. The current warranty states that each roofing panel will be free from manufacturer’s defects in workmanship and materials for the lifetime of the original owner, or if transferred by the original owner 50 years from the date of installation. The warranty provides certain guarantees against weather and combustion, among other things. Depending on the facts and circumstances, the Company has various options for remedying product warranty claims including repair or replacement. Provisions for future warranty costs are recorded based on management’s estimates of future warranty costs, which incorporate historical trends of claims experience, sales history of products to which such costs relate, and other factors. We utilize an independent actuarial consultant to assist management in the determination of the adequacy of reserves for roofing product warranty costs. As of December 31, 2011 and 2010, $0.6 and $0.5, respectively, of estimated future warranty costs were classified in accrued liabilities, and $3.1 and $2.8, respectively, were classified as other long-term liabilities in the consolidated balance sheets.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

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

Valuation and Qualifying Accounts—We provide reserves for the collection of accounts receivable. The reserves for the years ended December 31, 2011, 2010 and 2009 are summarized below:

		Additions
	Balance at Beginning of Year	Charged to Costs & Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2011:
Allowance for doubtful accounts	$5.9	$2.9	$(1.9)	$6.9
Year Ended December 31, 2010:
Allowance for doubtful accounts	$6.3	$2.4	$(2.8)	$5.9
Year Ended December 31, 2009:
Allowance for doubtful accounts	$8.8	$2.9	$(5.4)	$6.3

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

We do not apply hedge accounting to our outstanding interest rate swaps. We account for gains and losses on our interest rate swap derivatives based on realized and unrealized amounts. Realized gains and losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of our derivative contracts in place. Changes in the fair value of our derivative contracts are recognized in earnings during the current period, as prescribed by ASC 815.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at December 31, 2011, have a remaining term of approximately six years. See Note 6 for additional information on underlying hedge categories, notional and fair values of derivatives, types and classifications of derivatives used, and gains and losses from hedging activity.

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

Goodwill is tested for impairment on an annual basis as of October 31 and, when specific circumstances may be present, between annual tests. We test for impairment by first making a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed to the two-step impairment test. The first step compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we proceed to the second step, which is to compare the implied fair value of the reporting unit goodwill to its carrying value. Any excess of the reporting unit goodwill carrying value over the respective implied fair value would be recognized as an impairment loss.

We determine the fair value of our reporting units based on a weighting of the income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate fair value based on market multiples of earnings for comparable companies.

Our October 31, 2011 annual review of goodwill indicated that goodwill was not impaired.

Intangible Assets—Management estimates of the fair value of intangible assets are based on various techniques, including the discounted value of estimated future cash flows over the life of the asset being evaluated, which is corroborated by external appraisal information. Adjustments to management’s valuations may be recorded in certain circumstances where, in the opinion of management, appraisal information may be more reflective of current appraisal techniques or may be more representative of the specific attributes of the business or assets for which the independent valuation is being performed.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows over the life of the asset being evaluated.

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

Liabilities measured at fair value on a recurring basis are summarized below:

	December 31,	Fair Value Measurements at Reporting Date
	2011	Level 1	Level 2	Level 3
Interest rate swaps	$0.6	$—	$0.6	$—

	December 31,
	2010
Interest rate swaps	$2.3	$—	$2.3	$—

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and, accordingly, the recorded values are believed by management to approximate fair value. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of the Company’s debt that is not traded and is fixed-rate is estimated by discounting the interest payments and principal amount at the Company’s current borrowing rate (yield to maturity). For floating rate debt that is not traded, fair value is not sensitive to interest rates since coupons float with Treasury or London Interbank

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Offered Rate (“LIBOR”) yields, and book value is a reasonable approximation of fair value after considering the stability of the Company’s default risk. The estimated fair value of current and long-term debt at December 31, 2011 and 2010 was $476.4 and $357.5, respectively.

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

	December 31,
	2011	2010
Foreign currency translation	$0.3	$0.5
Deferred hedging losses	—	(0.1)

Accumulated other comprehensive income	$0.3	$0.4

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

Delivery expense totaled $50.3, $36.8 and $32.8 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

(dollars in millions, except per share amounts)

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

New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”) which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have disclosed the required information in accordance with ASU 2010-29 as it relates to the Trident acquisition described in Note 2 to our consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08 Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) which amends the guidance in ASC 350 on testing goodwill for impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. ASU 2008-11 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company elected to adopt ASU 2011-08 in the fourth quarter of 2011, coinciding with its 2011 annual goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on our financial statements.

2. Acquisitions

The Richardson Trident Company

On March 11, 2011, we acquired all of the issued and outstanding stock of The Richardson Trident Company (“Trident”). Trident’s results of operations have been included in the consolidated statement of operations since the date of acquisition. Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. Trident operates under The Richardson Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, Austin, El Paso, Harlingen and Odessa, Texas; Tulsa, Oklahoma; Olathe, Kansas; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia. The Company paid $90.4 in cash for the stock of Trident, which included $54.2 for the repayment of Trident debt, and $1.8 in the form of a note payable, for a total purchase price of $92.2. The purchase was funded with borrowings under the Company’s $500 million amended and restated senior secured asset-based credit facility due 2015 (the “ABL facility”).

The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $8.3, which was allocated to goodwill. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Metals USA and Trident. All of the goodwill was assigned to the Company’s Flat Rolled and Non-Ferrous Segment (see Note 5). The Trident acquisition was a taxable business combination and as such, the entire amount of the goodwill recognized is expected to be deductible for income tax purposes.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Cash	$2.2
Accounts receivable, trade	17.2
Inventories	18.1
Other current assets	0.1
Property and equipment	47.8
Customer list intangible asset	19.0
Trade name intangible asset	3.3
Goodwill	8.3

Total assets acquired	116.0

Accounts payable and accrued liabilities	23.8
Note payable	1.8

Total liabilities assumed	25.6

Net assets acquired	$90.4

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Results for the year ended December 31, 2011 include operating results from the Trident acquisition from the date of the acquisition. Trident contributed $132.4 of incremental sales and $9.1 of incremental operating income for the year ended December 31, 2011. Acquisition-related costs for the year ended December 31, 2011 amounted to approximately $1.6 and are included in selling, general and administrative expenses in the Company’s consolidated statement of operations. The customer list intangible asset will be amortized on an accelerated basis over twelve years based on its estimated useful life.

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

	Years Ended December 31,
	2011	2010
Net sales	$1,911.7	$1,440.6
Net income	$64.8	$19.0
Income per share—basic	$1.75	$0.56
Income per share—diluted	$1.74	$0.56

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Ohio River Metal Services

On December 31, 2010, we acquired all of the issued and outstanding stock of Ohio River Metal Services (“ORMS”), located in Jeffersonville, Indiana. The results of operations of ORMS have been included in the consolidated statement of operations since the date of acquisition. ORMS operates a flat rolled metal service center that provides metal products and processing services to customers throughout the Ohio River Valley area. The purchase price for ORMS was $17.9, including the assumption of $8.4 of long-term debt, and was funded with borrowings under the ABL facility. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $0.4, which was allocated to goodwill. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

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

The fulfillment contract intangible asset will be amortized on a straight-line basis over fifteen years based on its estimated useful life. The pro forma effects of the ORMS acquisition would not have been material to our results of operations for the year ended December 31, 2010, and therefore are not presented.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

J. Rubin & Co.

On June 28, 2010, we acquired all of the issued and outstanding stock of J. Rubin & Co. (“J. Rubin”) for $19.0. J. Rubin’s results of operations have been included in the consolidated statements of operations since the date of acquisition. J. Rubin is a metal service center business that operates in Illinois, Wisconsin and Minnesota with a broad product mix consisting of carbon steel bars, carbon plate and laser-cut flat-rolled products. J. Rubin’s product mix and processing services are provided to a diverse range of end markets. The purchase price was funded with existing cash, $17.8 of which was paid at closing and $1.2 of which was placed in escrow to secure the sellers’ indemnity obligations. The purchase price included $6.0 for the repayment of J. Rubin debt at closing. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $3.5, which was allocated to goodwill. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Accounts receivable, trade	$3.8
Inventories	5.8
Other current assets	0.2
Property and equipment	9.7
Customer list intangible asset	2.0
Goodwill	3.5

Total assets acquired	25.0

Accounts payable and accrued liabilities	2.5
Deferred tax liabilities	3.5

Total liabilities assumed	6.0

Net assets acquired	$19.0

The customer list intangible asset is being amortized on an accelerated basis over ten years based on its estimated useful life. The pro forma effects of the J. Rubin acquisition would not have been material to our results of operations for the year ended December 31, 2010, and therefore are not presented.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

3. Inventories

Inventories consist of the following:

	December 31,
	2011	2010
Raw materials—
Plates and Shapes	$151.4	$138.6
Flat Rolled and Non-Ferrous	198.5	108.3
Building Products	4.7	5.4

Total raw materials	354.6	252.3

Work-in-process and finished goods—
Flat Rolled and Non-Ferrous	38.8	29.3
Building Products	9.1	9.2

Total work-in-process and finished goods	47.9	38.5

Total inventories	$402.5	$290.8

We recorded write-downs of $53.4 for inventory lower of cost or market adjustments during the year ended December 31, 2009 in our metals service center business. We were not required to recognize any lower of cost or market adjustments during 2010 or 2011.

4. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	December 31,
		2011	2010
Land	—	$15.5	$11.3
Buildings and improvements	3-40 years	114.3	90.9
Machinery and equipment	2-25 years	188.3	161.1
Automobiles and trucks	3-15 years	3.0	2.8
Construction in progress	—	12.9	1.0

Total property and equipment		334.0	267.1
Less: Accumulated depreciation		(86.2)	(68.3)

Total property and equipment, net		$247.8	$198.8

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $18.2, $14.0, and $13.7, respectively. These amounts do not include depreciation for our Building Products Group that is included in cost of sales which amounted to $2.1, $2.0 and $2.3 for the years ended December 31, 2011, 2010, and 2009, respectively.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

5. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2011 and 2010 are as follows:

	As of December 31, 2010	Acquisitions/ Purchase Accounting Adjustments	Realization of Tax Benefits/Other	As of December 31, 2011
Plates and Shapes
Gross Goodwill and Carrying Amount of Goodwill	$14.9	$—	$(0.4)	$14.5

Flat Rolled and Non-Ferrous
Gross Goodwill and Carrying Amount of Goodwill	24.4	8.3	—	32.7

Building Products
Gross Goodwill and Carrying Amount of Goodwill	2.2	—	—	2.2

Corporate
Gross Goodwill	10.0	—	(2.4)	7.6
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	5.8	—	(2.4)	3.4

Consolidated Total
Gross Goodwill	51.5	8.3	(2.8)	57.0
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	$47.3	$8.3	$(2.8)	$52.8

	As of December 31, 2009	Acquisitions/ Purchase Accounting Adjustments	Realization of Tax Benefits/Other	As of December 31, 2010
Plates and Shapes
Gross Goodwill and Carrying Amount of Goodwill	$15.2	$—	$(0.3)	$14.9

Flat Rolled and Non-Ferrous
Gross Goodwill and Carrying Amount of Goodwill	20.5	3.9	—	24.4

Building Products
Gross Goodwill and Carrying Amount of Goodwill	2.1	—	0.1	2.2

Corporate
Gross Goodwill	12.0	—	(2.0)	10.0
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	7.8	—	(2.0)	5.8

Consolidated Total
Gross Goodwill	49.8	3.9	(2.2)	51.5
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	$45.6	$3.9	$(2.2)	$47.3

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Additions to goodwill recorded at the Flat Rolled and Non-Ferrous segment for the year ended December 31, 2011 are attributable to the Trident acquisition, which closed on March 11, 2011, discussed in Note 2. Other changes in goodwill for the year ended December 31, 2011, are primarily attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City Metals Services (“Port City”), which were taxable business combinations.

Changes in goodwill for the year ended December 31, 2010 are primarily related to our acquisitions of J. Rubin and ORMS, which added $3.5 and $0.4 of goodwill, respectively, to our Flat Rolled and Non-Ferrous segment (see Note 2). Other changes in goodwill for the year ended December 31, 2010, are primarily attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City, which were taxable business combinations. Changes in goodwill allocated to the Building Products Group are attributable to the effect of foreign currency.

We test for goodwill impairment annually at the reporting unit level using a fair value approach. No impairments were recognized for the years ended December 31, 2011, 2010 or 2009.

The carrying amounts of the Company’s intangible assets are as follows:

	December 31,
	2011	2010
Customer lists	$61.7	$42.7
Effect of foreign currency	—	0.1
Less: Accumulated amortization	(41.4)	(38.8)

	$20.3	$4.0

Trade names	$6.6	$3.3
Less: Accumulated amortization	(1.1)	(0.7)

	$5.5	$2.6

Fulfillment contract	$0.8	$0.8
Less: Accumulated amortization	—	—

	$0.8	$0.8

During the year ended December 31, 2011, we acquired $19.0 of customer list intangible assets and $3.3 of trade name intangible assets as a result of the Trident acquisition discussed in Note 2.

During the year ended December 31, 2010, we acquired $2.0 of customer list intangible assets as a result of the J. Rubin acquisition discussed in Note 2. We became a party to a fulfillment contract in connection with our acquisition of ORMS on December 31, 2010 (also discussed in Note 2), the value of which was estimated at $0.8.

No significant residual value is estimated for our intangible assets. Aggregate amortization of intangible assets for the years ended December 31, 2011, 2010 and 2009 was $3.0, $3.8 and $5.2, respectively.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Remaining aggregate amortization of our intangible assets is as follows:

For the Year Ending December 31,	Estimated Amortization Expense
2012	$3.6
2013	$3.5
2014	$3.3
2015	$3.0
2016	$2.6
Thereafter	$10.6

6. Derivatives

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

In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010 (see Note 2), entered into two separate interest rate swap agreements in connection with the Jeffersonville, Indiana IRBs discussed in Note 9. The notional amounts under these swaps correspond to the principal amounts of the IRBs. The first swap agreement matured in December 2011. The second swap agreement matures in December 2017, and had notional value of $4.0 as of December 31, 2011, an amount that is reduced on an annual basis as the IRB is redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations.

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

The following table presents the location within the consolidated balance sheets of all assets and liabilities associated with the Company’s outstanding derivatives at December 31, 2011 and 2010.

Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31,
		2011	2010	2011	2010
Interest rate swaps	Accrued liabilities	$—	$—	$—	$1.9
	Other long-term liabilities	—	—	0.6	0.4

Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$0.6	$2.3

Total derivatives		$—	$—	$0.6	$2.3

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The following tables present the pretax impact of the Company’s derivative instruments within the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.

	Derivatives Designated as Cash Flow Hedges
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Years Ended December 31,
	2009	2009	2009
Interest rate swaps	$3.4	$(2.7)	$—

	Derivatives Not Designated as Cash Flow Hedges
	Amount Recognized as Interest Expense from Derivatives
	Years Ended December 31,
	2011	2010	2009
Interest rate swaps	$0.4	$2.6	$4.1

The Company’s credit exposure related to interest rate swaps is represented by the fair value of swap agreements with a net positive fair value (asset position) to the Company at the reporting date. At such times, the outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparty to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. Our credit risk exposure with respect to our interest rate swaps is limited to a single counterparty, which we monitor based on credit ratings. As of December 31, 2011, our interest rate swap derivatives had a net negative fair value (liability position).

7. Other Assets

Other assets consist of the following:

	December 31,
	2011	2010
Deferred financing costs	$9.7	$8.9
Deferred debt offering costs	2.8	3.6
Other	1.0	1.0

Total other assets	$13.5	$13.5

We incurred $2.9 of additional deferred financing costs during 2011 in connection with the amendment of the ABL facility discussed in Note 9. The Company incurred $6.8 of additional deferred financing costs during 2010 in connection with the amendment and restatement of the ABL facility discussed in Note 9. We did not incur deferred financing costs during 2009. Amortization of debt issuance costs for the years ended December 31, 2011, 2010 and 2009 was $2.9, $4.1 and $4.2, respectively.

For the year ended December 31, 2010, $1.1 of deferred debt issuance cost was accelerated in connection with the extinguishment of debt. In addition, $0.5 of deferred financing costs was written off in connection with the amendment and restatement of the ABL facility in December 2010. For the year ended December 31, 2009, $2.6 of deferred debt issuance cost was accelerated in connection with the extinguishment of debt.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2011	2010
Salaries and employee benefits	$15.1	$10.8
Income taxes	1.0	2.1
Taxes, other than income	3.4	2.8
Interest	2.6	3.3
Insurance	4.2	5.2
Audit and tax fees	0.7	0.5
Warranty liability	0.6	0.5
Lease terminations	0.2	0.4
Merger consideration – Predecessor common shares outstanding	—	0.6
Current portion of interest rate swap liability	—	1.9
Other	1.9	2.5

Total accrued liabilities	$29.7	$30.6

9. Debt

Debt consists of the following:

	December 31,
	2011	2010
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$227.7	$106.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	226.3
Industrial Revenue Bonds	12.6	13.4
Capital lease and other obligations	2.0	0.8

Total debt	468.6	346.5
Less—current portion of debt	1.0	1.1

Total long-term portion of debt	$467.6	$345.4

The weighted average interest rate under the ABL facility for the years ended December 31, 2011 and 2010 was 2.77% and 2.20%, respectively.

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

The ABL Credit Agreement provides for borrowings of up to $500.0 of Tranche A commitments and $35.0 of first-in, last-out (“FILO”) Tranche A-1 commitments (which may be increased up to $750.0 at the option of Metals USA, including $35.0 under the FILO tranche), under the 5-year, senior secured ABL facility that amended and restated Metals USA’s then-existing $625.0 senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

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

On August 10, 2011, we amended the ABL facility by reducing the borrowing costs on the Tranche A commitments by 75 basis points and reducing the borrowing costs on the FILO tranche by 62.5 basis points. Under the amendment, the maturity date of the ABL facility was extended to the earlier of August 10, 2016 or 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. The ABL facility remains subject to the same acceleration provision with respect to the maturity of the Metals USA Notes described below.

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

As of December 31, 2011, we had $415.4 of eligible collateral, $227.7 in outstanding advances, $23.9 in open letters of credit and $163.8 of additional borrowing capacity. As of December 31, 2011, we had $12.1 of cash.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of December 31, 2011), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of December 31, 2011). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

were reduced by 75 basis points for the Tranche A commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.55%, respectively, as of December 31, 2011.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of December 31, 2011, our FCCR was 2.82.

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

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized financing costs of $9.7 and $8.9 were included in other non-current assets as of December 31, 2011 and 2010, respectively.

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

As a result of the Merger, Metals USA assumed the obligations of Flag Acquisition including the Metals USA Notes. All domestic operating subsidiaries of Metals USA have agreed, jointly and severally with Flag Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and Indenture dated as of November 30, 2005 (the “Metals USA Notes Indenture” or the “Indenture”). Additionally, Flag Intermediate has unconditionally guaranteed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. As of December 31, 2011, $28.9 million was available for general distribution under the restricted payment covenant contained in the Metals USA Notes Indenture.

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

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA Notes Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all financial covenants as of December 31, 2011.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized deferred debt offering costs of $2.8 and $3.6 were included in other non-current assets as of December 31, 2011 and 2010, respectively.

During the year ended December 31, 2009, we purchased $48.7 principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 (net of unamortized deferred financing costs) on debt extinguishment.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. As of December 31, 2011, our total indebtedness under the IRBs was $12.6. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $4.0 and $2.9 as of December 31, 2011, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of December 31, 2011, the weighted average interest rate on the IRBs was 0.26%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all financial covenants as of December 31, 2011.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Maturities

Scheduled maturities of long-term debt outstanding at December 31, 2011, are as follows:

	Years Ended December 31,
	2012	2013	2014	2015	2016	Beyond
ABL facility	$—	$—	$—	$227.7	$—	$—
Metals USA Notes	—	—	—	226.3	—	—
IRBs	0.4	0.4	0.4	0.4	0.5	10.5
Capital lease and other obligations	0.6	0.7	0.6	0.1	—	—

Total	$1.0	$1.1	$1.0	$454.5	$0.5	$10.5

10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
Current provision (benefit):
Federal	$15.9	$2.9	$(30.3)
State	2.6	2.3	1.0

	$18.5	$5.2	$(29.3)

Deferred provision (benefit):
Federal	13.8	2.8	35.0
State	1.6	(1.7)	(2.9)

	15.4	1.1	32.1

Total provision	$33.9	$6.3	$2.8

The components of income before income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
United States	$98.5	$18.8	$6.8
Foreign	—	(1.0)	(0.5)

Income before income taxes	$98.5	$17.8	$6.3

The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Years Ended December 31,
	2011	2010	2009
Federal income tax at statutory rates	$34.5	$6.3	$2.2
State taxes, net of federal income tax benefit	4.2	0.7	(1.9)
Production activity deduction	(2.0)	(0.6)	—
Change in valuation allowance	(0.3)	(2.8)	—
Other	(2.5)	2.7	2.5

Total provision	$33.9	$6.3	$2.8

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Accounts receivable and inventories	$0.3	$2.4
Accrued liabilities	8.3	6.5
Tax attributes and carryforwards	12.0	17.5
Intangible assets	—	0.3
Other comprehensive income	(0.3)	(0.3)
Other	2.9	10.9

Total deferred tax assets	23.2	37.3

Deferred tax liabilities:
Foreign DISC	—	(0.3)
Property and equipment	(74.6)	(76.0)
Intangible assets	(1.3)	—
Deferred revenue	(30.3)	(30.3)
Other	(0.9)	(1.4)

Total deferred tax liabilities	(107.1)	(108.0)

Valuation allowance	(5.3)	(5.8)

Deferred tax assets (liabilities), net	$(89.2)	$(76.5)

As of December 31, 2011, we recorded both federal and state current and noncurrent net deferred tax assets/(liabilities) of $7.9 and ($97.1), respectively. As of December 31, 2010, we recorded both federal and state current and noncurrent net deferred tax assets/(liabilities) of $12.0 and ($88.5), respectively.

As of December 31, 2011, our net operating loss (“NOL”) carryforwards for U.S. federal income taxes had been fully utilized. As of December 31, 2011, we have state NOL carryforwards of $212.7 with carryforward periods ranging from five to twenty years depending on the loss jurisdiction. Our state NOL carryforwards expire between 2012 and 2029. In addition, a portion of our state NOL carryforwards are subject to the state equivalent Internal Revenue Code section 382 annual limitation as a result of changes in ownership that occurred in 2002 and 2005. We also have Canadian NOL carryforwards of $2.3 which expire between 2027 and 2029.

ASC Topic 740 “Income Taxes,” (“ASC 740”) requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is adjusted in the periods that we determine the more likely than not standard will or will not be met. A valuation allowance of $5.3 and $5.8 was recorded at December 31, 2011 and 2010, respectively, against state NOL carryforwards and Canadian net deferred tax assets. In 2011, the state NOL valuation allowance decreased by $0.5.

Our tax returns are subject to periodic examination by the various taxing jurisdictions in which we operate. These examinations can result in adjustments to taxes due or adjustments to NOL carryforwards which are available to offset future income.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

In 2005 in conjunction with the Merger, and in 2006 as a result of our acquisition of Port City, our carryover basis in tax deductible goodwill exceeded the corresponding book amounts. In accordance with ASC 740, a deferred tax asset for the excess was not recorded. Instead, the tax benefits from the excess amortization of tax deductible goodwill, as realized, are applied as follows: first to reduce financial statement goodwill related to the Merger/acquisition of Port City to zero, then as a reduction of non-current intangible assets related to the Merger/acquisition of Port City, with any excess tax benefit reducing our provision for income taxes. In the years ended December 31, 2011 and 2010, goodwill was reduced by $2.8 and $2.2, respectively.

Unrecognized Tax Benefits

As of December 31, 2011, 2010, and 2009, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $4.7, $5.6, and $5.1, respectively.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. During the years ended December 31, 2011, 2010 and 2009 the Company recognized ($0.3), $0.1 and $1.0, respectively, in interest and penalties. The Company had $2.5 and $2.8 of interest and penalties accrued at December 31, 2011 and 2010, respectively.

We believe it is reasonably possible that a decrease of up to $1.0 in the consolidated liability for unrecognized tax benefits related to settlements of federal and state tax uncertainties may occur within the next twelve months. In addition, we believe it is reasonably possible that approximately $1.5 of other remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized within the next twelve months as a result of a lapse of the statute of limitations.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$11.6	$10.9	$8.5
Gross increases due to tax positions in prior periods	3.7	1.4	0.1
Gross decreases due to tax positions in prior periods	(4.7)	(0.3)	(0.7)
Gross increases due to tax positions in current period	—	0.4	1.9
Gross decreases due to tax positions in current period	—	—	(0.1)
Gross increases due to balance sheet reclassifications	—	—	1.2
Decreases due to lapses of statutes of limitations	(3.2)	(0.8)	—

Balance at end of period	$7.4	$11.6	$10.9

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

11. Stockholders’ Equity

Common Stock

In accordance with our amended and restated certificate of incorporation, we are authorized to issue 140,000,000 shares of common stock, $0.01 par value. At December 31, 2011, 37,059,236 shares were issued and 37,058,507 shares were outstanding.

Preferred Stock

Also in accordance with our amended and restated certificate of incorporation, Metals USA Holdings is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value. At December 31, 2011, no shares of preferred stock were issued and outstanding.

Treasury Stock

At December 31, 2011, 729 shares of the Company’s common stock were held as treasury stock at a cost of $15.01 per share. All such shares were used to satisfy applicable tax withholding obligations for certain participants upon vesting of restricted stock awards as described under “Restricted Stock” in Note 12 below.

Stock Split and Amended and Restated Certificate of Incorporation

On March 19, 2010, the Company’s Board of Directors approved a 1.7431-for-1 split of the Company’s common stock. The split was effected as a stock dividend on April 5, 2010. The consolidated financial statements as of December 31, 2010 and for the years ended December 31, 2010 and 2009 as presented herein give retroactive effect to the stock split. In addition, the Company’s Board of Directors approved an increase in the Company’s authorized shares of common stock from 30,000,000 to 140,000,000, pursuant to our amended and restated certificate of incorporation. The amended and restated certificate of incorporation also authorizes the issuance of 10,000,000 shares of preferred stock, $0.01 par value. Our stockholders approved the amended and restated certificate of incorporation on March 19, 2010.

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

12. Stock-Based Compensation

Total stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $1.5, $1.2 and $0.4, respectively. Stock-based compensation expense is included in our consolidated statements of operations in “Selling, general and administrative expense.”

2005 Stock and Incentive Plan

Metals USA Holdings’ Amended and Restated 2005 Stock and Incentive Plan (the “2005 Plan”) permits the issuance of options and restricted stock awards to employees and directors of the Company. The Plan has

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

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

Tranche A Options

The weighted average grant-date fair value of Tranche A options outstanding as of December 31, 2011 was calculated using the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.9%
Risk free interest rate	4.3 - 4.6%
Expected term of options (in years)	6.5

The following is a summary of stock option activity for Tranche A options for the year ended December 31, 2011:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2010	$3.65	$3.20		404,936
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	3.98	2.30		(3,704)

Balance, December 31, 2011	$3.65	$3.21	4.0	401,232

Vested and Exercisable as of:
December 31, 2011		$3.21	4.0	389,553

A summary of Tranche A nonvested stock options for the year ended December 31, 2011 is presented below:

	Weighted Average Grant - Date Fair Value	Number of Options
Nonvested at December 31, 2010	$3.85	20,183
Granted	—	—
Vested	3.60	(8,504)
Canceled or expired	—	—

Nonvested at December 31, 2011	$0.71	11,679

As of December 31, 2011, all compensation cost associated with the Tranche A options had been recognized. The aggregate intrinsic value of the outstanding Tranche A options was $3.2 as of December 31, 2011.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Tranche B Options

The weighted average grant-date fair value of Tranche B options outstanding as of December 31, 2011 was calculated using the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.3%
Risk free interest rate	5%
Expected term of options (in years)	8.0

The following is a summary of stock option activity for Tranche B options for the year ended December 31, 2011:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2010	$3.97	$2.30		50,816
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	3.97	2.30		(3,704)

Balance, December 31, 2011	$3.97	$2.30	3.9	47,112

Vested and Exercisable as of:
December 31, 2011		$2.30	3.9	47,112

All Tranche B stock options outstanding as of December 31, 2011 are fully vested and exercisable. As of December 31, 2011, all compensation cost associated with the Tranche B options had been recognized. The aggregate intrinsic value of the outstanding Tranche B options was $0.4 as of December 31, 2011.

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

(dollars in millions, except per share amounts)

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

The fair value of the 2010 Plan option awards was estimated on the date of grant using a Black-Scholes option valuation model using the following valuation assumptions:

Expected dividend yield	0%
Expected stock price volatility	62.5%
Risk free interest rate	1.51%
Expected term (in years) — management options	5.0
Expected term (in years) — Board of Director options	4.0
Exercise price	$13.17

The following is a summary of stock option activity for the 2010 Plan options for the year ended December 31, 2011:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2010	$6.94	$13.17		632,000
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	7.02	13.17		(6,600)

Balance, December 31, 2011	$6.94	$13.17	8.5	625,400

Vested and Exercisable as of:
December 31, 2011		$13.17	8.5	164,300

A summary of the 2010 Plan nonvested stock options for the year ended December 31, 2011 is presented below:

	Weighted Average Grant - Date Fair Value	Number of Options
Nonvested at December 31, 2010	$6.94	632,000
Granted	—	—
Vested	6.94	(164,300)
Canceled or expired	6.94	(6,600)

Nonvested at December 31, 2011	$6.94	461,100

As of December 31, 2011, outstanding options granted under the 2010 Plan had no intrinsic value (i.e. the fair market value of the Company’s common stock was less than the options’ exercise price), with approximately $2.5 of total unrecognized compensation expense remaining to be amortized over a weighted average period of 2.4 years.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Restricted Stock

On September 13, 2010, pursuant to the 2010 Plan, 130,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years, while the awards granted to the members of our Board of Directors vest ratably over three years. The fair value of the restricted stock granted was $13.17 per share, determined based on the fair value of the Company’s common stock on the grant date. During the year ended December 31, 2011, 34,394 shares of restricted stock vested, and there were no grants or forfeitures of restricted stock awards. As of December 31, 2011, approximately $1.0 of total unrecognized compensation expense was expected to be recognized over a weighted average period of 2.4 years.

January 2012 Equity Grants

On January 1, 2012, pursuant to the 2010 Plan, 373,000 options to acquire the Company’s common stock were granted to certain members of our management and to members of our Board of Directors with an exercise price equal to the fair market value as of the date of the grant. The options granted to management vest ratably over four years from the date of grant and have a contractual term of ten years. The options granted to the members of our Board of Directors vest ratably over two years from the date of grant and also have a contractual term of ten years.

On January 1, 2012, pursuant to the 2010 Plan, 82,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years from the date of grant, while the awards granted to the members of our Board of Directors vest ratably over two years from the date of grant.

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

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The following tables summarize financial information regarding segments:

	Plates and Shapes	Flat Rolled and Non- Ferrous	Building Products	Corporate and Other	Total
Year Ended December 31, 2011:
Net sales	$765.9	$1,046.7	$85.8	$(12.5)	$1,885.9
Operating income (loss)	83.0	78.1	(0.7)	(25.2)	135.2
Capital expenditures	6.4	10.5	4.6	0.3	21.8
Depreciation and amortization(1)	9.6	10.9	2.2	0.6	23.3
Year Ended December 31, 2010:
Net sales	$538.0	$680.5	$83.0	$(9.4)	$1,292.1
Operating income (loss)	38.4	45.3	(0.6)	(22.9)	60.2
Capital expenditures	2.3	0.7	—	1.0	4.0
Depreciation and amortization(1)	9.2	7.0	2.4	1.2	19.8
Year Ended December 31, 2009:
Net sales	$523.0	$490.7	$93.2	$(8.2)	$1,098.7
Operating income (loss)	(14.8)	16.5	(3.9)	(19.9)	(22.1)
Capital expenditures	3.3	0.5	—	0.3	4.1
Depreciation and amortization(1)	9.8	6.9	2.8	1.7	21.2

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	December 31,
	2011	2010
Total Assets:
Plates and Shapes	$357.1	$328.1
Flat Rolled and Non-Ferrous	550.5	329.8
Building Products	39.5	38.7
Corporate and Other	37.7	48.9

Consolidated	$984.8	$745.5

The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. The reconciliation of operating income (loss) to income (loss) before income taxes is shown within the Consolidated Statements of Operations and therefore is not separately presented.

For the year ended December 31, 2011, J. Rubin, ORMS and Trident contributed a combined $194.7 and $13.1 of incremental net sales and operating income, respectively, versus the same period of 2010.

During the year ended December 31, 2011, our Building Products Segment recorded a gain of approximately $0.7 resulting from a settlement with the previous owners of the Dura-Loc (now Allmet) roofing business we acquired in 2006 to cover pre-acquisition warranty claims.

We were not required to recognize any inventory lower of cost or market adjustments during 2011 or 2010. We recorded write-downs of $43.9 and $9.5 in our Plates and Shapes Group and Flat Rolled and Non-ferrous Groups, respectively, for inventory lower of cost or market adjustments during 2009.

Our areas of operations are solely in the U.S. and Canada. No domestic or foreign geographic area is significant to the consolidated operations. Export sales were $15.3, $13.6, and $16.6 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had no material long-lived assets in its Canadian operations at December 31, 2011 and 2010.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

We have a broad customer base within the U.S. with no single customer being significant to consolidated operations. For the years ended December 31, 2011, 2010, and 2009, sales to any one customer did not exceed 10% of consolidated net sales.

14. Employee Benefit Plans

The Metals USA 401(k) Plan (the “Metals USA Plan”) was established on June 1, 1998. Effective January 1, 2004, participants are eligible to join the Plan on hire date. Employee contributions are limited to the Internal Revenue Service established annual dollar limits.

Employees become 50% vested in Company matching contributions and earnings after completing one year of service and fully vested after completing two years of service.

The Metals USA Union 401(k) Plan was established on October 1, 1998 to provide a standard defined contribution savings plan for all employees covered under the terms of a collective bargaining agreement (the “Union Plan”). Metals USA was not obligated by the Union Plan to make contributions, unless required by the operative collective bargaining agreement. The Union Plan was merged with the Metals USA Plan effective May 1, 2011. Participants in the Union Plan were enrolled in the Metals USA Plan.

The Company’s matching contributions for both plans for the years ended December 31, 2011, 2010 and 2009 were $1.3, $0.6 and $1.0, respectively.

15. Commitments and Contingencies

Operating Lease Agreements

We lease certain office space, warehouse space and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2011 are as follows:

Years Ended December 31,	Minimum Rental Commitments
2012	$11.5
2013	8.3
2014	6.2
2015	5.4
2016	2.6
Thereafter	3.1

Total minimum lease payments	$37.1

Rental expense for operating leases was $14.2, $14.2 and $16.8 for the years ended December 31, 2011, 2010 and 2009, respectively.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of December 31, 2011, our total withdrawal liability, including interest and amortization charges, amounted to approximately $6.0.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Letters of Credit

Letters of credit outstanding at December 31, 2011 consist of letters of credit in the amount of $14.0 in conjunction with the IRBs (see Note 9) and other letters of credit aggregating $9.9 (total letters of credit of $23.9 at December 31, 2011). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material effect on our consolidated financial position, results of operations or liquidity.

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

The advisory agreement would have terminated on December 31, 2012; however, Apollo elected to terminate the advisory agreement in connection with the completion of the Company’s IPO in April 2010. The payment obligation was terminated in consideration of $2.5. Unamortized deferred advisory fees of $3.3 were charged to expense during the second quarter of 2010.

17. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, including the weighted average impact of any shares issued during the year. Diluted earnings per share calculations also include the dilutive effect of stock options and non-vested restricted stock.

The weighted average number of shares used to determine basic and diluted earnings per share was:

	Years Ended December 31,
	2011	2010	2009
Weighted average shares outstanding—basic	37,041,813	33,795,375	24,614,953
Effect of dilution:
Stock options	281,768	307,440	—
Restricted stock	1,391	—	—

Weighted average shares outstanding—diluted	37,324,972	34,102,815	24,614,953

Antidilutive stock options and restricted stock excluded from calculation	625,400	632,000	—

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

18. Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2011 and 2010 is as follows:

	2011 Quarter Ended				2010 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$455.7	$492.3	$505.6	$432.3	$323.9	$345.3	$335.0	$287.9
Operating income	26.8	35.3	43.3	29.8	11.2	18.9	17.4	12.7
Net income	14.0	16.7	21.5	12.4	3.1	5.8	2.5	0.1
Net income per share:
Income per share—basic	$0.38	$0.45	$0.58	$0.34	$0.08	$0.16	$0.07	$—
Income per share—diluted	$0.37	$0.45	$0.57	$0.33	$0.08	$0.16	$0.07	$—

19. Subsequent Event

On March 12, 2012, we acquired all of the issued and outstanding membership interests of Gregor Technologies, LLC and an affiliated company (“Gregor”) for $17.0. The purchase price was funded with borrowings under the ABL facility and $3.0 of the purchase price was placed in escrow to secure Seller’s indemnity obligations with respect to certain representations and warranties. The Company is still in the process of allocating the purchase price of Gregor to the tangible and identifiable intangible assets acquired and liabilities assumed given the limited time since the acquisition date and expects to provide such information in its quarterly report on Form 10-Q for the three months ending March 31, 2012.

Established in 1989, Gregor provides custom-crafted parts and assemblies to original equipment manufacturers in several end markets, including industrial equipment, manufacturing, scientific instruments, electronics, aerospace, homeland security and defense. Gregor operates a 70,000 square foot metal processing facility in Torrington, Connecticut.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed. There have been no changes in our internal controls during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls since the most recent evaluation of these controls as reported in our Form 10-Q for the period ended September 30, 2011.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Metals USA Holdings Corp. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems designed to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Deloitte & Touche LLP, the registered public accounting firm that audited the financial statements contained in this report, has issued an attestation report on the Company’s internal control over financial reporting.

The evaluation of effectiveness of the Company’s internal control over financial reporting did not include the internal control over financial reporting at The Richardson Trident Company (“Trident”), which was acquired on March 11, 2011 and whose net and total assets constitute approximately 0.75 percent and 14.2 percent of net and total assets, respectively, of the consolidated financial statement amounts as of December 31, 2011. Trident’s sales and net loss constitute approximately 7.0 percent of net sales and 1.9 percent of net income of the consolidated financial statement amounts for the year ended December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Metals USA Holdings Corp.

Fort Lauderdale, Florida

We have audited the internal control over financial reporting of Metals USA Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at The Richardson Trident Company, which was acquired on March 11, 2011 and whose net and total assets constitute approximately 0.75 percent and 14.2 percent of net and total assets, respectively, of the consolidated financial statement amounts as of December 31, 2011 and whose sales and net loss constitute approximately 7.0 percent of net sales and 1.9 percent of net income of the consolidated financial statement amounts for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at The Richardson Trident Company. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Boca Raton, Florida
March 14, 2012

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s Certificate of Incorporation provides that the number of directors must be at least six but not more than 15, and must be divided into three classes as nearly equal in number as possible. The exact number of directors within that range is determined from time to time by the Board of Directors and currently consists of seven members. The term of each class is three years, and the term of one class expires each year in rotation. Set forth below is certain information our directors and executive officers, as of the date of filing:

C. Lourenco Goncalves, 54, has been President and Chief Executive Officer, and director of the Company since February 2003. On May 1, 2006, Mr. Goncalves became Chairman of the Board of Directors of the Company. From March 1998 to February 2003, Mr. Goncalves was President and Chief Executive Officer of California Steel Industries, Inc. (CSI), a company located in Fontana, California. Prior to that, Mr. Goncalves was employed by Companhia Siderúrgica National (CSN) in Brazil. During 17 years with CSN, Mr. Goncalves held several positions in operations and sales, the last one as a Managing Director. Mr. Goncalves serves on the Board of Directors of Ascometal, a major European producer of special steels headquartered in Paris, France. Mr. Goncalves earned a masters of science degree in metallurgical engineering from the Federal University of Minas Gerais in Belo Horizonte, Brazil, and a bachelor’s degree in engineering from the Military Institute of Engineering in Rio de Janeiro, Brazil.

John T. Baldwin, 55, became a director and Chairman of the Audit Committee of the Company on May 1, 2006 and a director of Metals USA on January 18, 2006. Mr. Baldwin served as Senior Vice President and Chief Financial Officer of Graphic Packaging Corporation from September 2003 to August 2005, and as Vice President and Chief Financial Officer of Worthington Industries, Inc. from December 1998 to September 2003. He joined Worthington, a steel processor, in 1997 as Treasurer. Prior to Worthington, Mr. Baldwin served in various financial capacities at Tenneco, Inc. in Greenwich, Connecticut, London, England and Houston, Texas. Mr. Baldwin is a graduate of the University of Houston and the University of Texas School of Law. Mr. Baldwin served on the Board of The Genlyte Group Incorporated, a lighting manufacturer, from March 2003 through January 2008, at which time he resigned from such Board upon the company’s purchase by Koninklijke Philips Electronics N.V., and was Chairman of the Audit Committee of The Genlyte Group Incorporated from April 2006 through January 2008.

Larry K. Powers, 69, became a director of the Company on April 8, 2010. Mr. Powers served as a Chairman, President and Chief Executive Officer of The Genlyte Group Incorporated, a manufacturer of lighting fixtures and controls, from April 2000 until its acquisition by Koninklijke Philips Electronics N.V. in January 2008. Mr. Powers joined Genlyte’s Board of Directors in July 1993 and was appointed Genlyte’s President and Chief Executive Officer in January 1994. Prior to that time, Mr. Powers held a variety of management, sales and marketing positions within Genlyte including Executive Vice President, President of Genlyte U.S. Operations, and President of the High Intensity Discharge/Outdoor Division. Before joining Genlyte, Mr. Powers held a variety of sales, marketing and general management positions in the lighting industry. Mr. Powers received a B.S. from Brigham Young University and a certificate from the Penn State University Executive Management Training Program.

Mark A. Slaven, 55, became a director of the Company on April 8, 2010. Mr. Slaven is the CEO of Tolt Service Group, an IT service provider, where he has been employed since September 2008. Previously, Mr. Slaven served as Executive Vice President, Chief Financial Officer and Treasurer of Cross Match Technologies, Inc., an international identity management company, from August 2006 to January 2008. Mr. Slaven was Senior Vice President, Chief Financial Officer and Treasurer of Cross Match Technologies, Inc. from October 2005 until August 2006. From October 2004 until August 2005, Mr. Slaven served as Chief Financial Officer of Spectrasite Communications, Inc., a North American wireless communications site operator. In June 1997, Mr. Slaven joined 3Com Corporation, a networking solutions provider, where he served as a Vice President until June 2002, at which time he was promoted to Chief Financial Officer and served in such capacity until August 2004. Prior to that time, he held a variety of senior financial management positions at Lexmark

International, Inc. and International Business Machines Corporation. He also practiced as an engineer with General Dynamics Corporation. Mr. Slaven served as a Director of Terayon Communication Systems, Inc. from July 2003 to August 2006 and as a director of LCC International, Inc. from January 2008 to November 2008. Mr. Slaven received an M.B.A. in finance with honors from the University of Chicago Graduate School of Business and a B.S. in Civil Engineering from Tufts University.

Eric L. Press, 46, became a director of the Company on May 9, 2005 and a director of Metals USA on November 30, 2005. Mr. Press is a partner of Apollo Management, L.P. Prior to joining Apollo in 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group (BCG), a management consulting firm focused on corporate strategy. Mr. Press has been engaged in all aspects of Apollo’s lodging, leisure and entertainment investment activities, as well as Apollo’s investments in basic industries and financial services. Mr. Press serves on the boards of directors of Apollo Commercial Real Estate Finance, Inc. (from 2009 to present), Athene (from 2009 to present), Verso Paper Corp. (from 2009 to present), Prestige Cruise Holdings (from 2007 to present), Affinion Group (from 2005 to present), Caesars Entertainment Corporation (from 2008 to present) and Noranda Aluminum Holding Corporation (from 2007 to present). In the last five years, Mr. Press served on the board of directors of Quality Distribution, Inc. (from 2004 to 2008), Innkeepers USA Trust (from 2007 to 2010) and served on the Board of Trustees of the Rodeph Sholom School in New York City (from 2004 to 2010). Mr. Press graduated Magna Cum Laude from Harvard College with an A.B. in Economics, and from Yale Law School, where he was a Senior Editor of the Yale Law Review.

M. Ali Rashid, 35, became a director of the Company on May 9, 2005 and a director of Metals USA on November 30, 2005. Mr. Rashid is a partner of Apollo Management, L.P. He has been employed with Apollo since 2000. Prior to that time, Mr. Rashid was employed by the Goldman Sachs Group in the Financial Institutions Group of its Investment Banking Division. Mr. Rashid serves on the board of directors of Noranda Aluminum Holding Corporation (from 2007 to present), Quality Distribution (from 2005 to present), Realogy Corporation (from 2007 to present) and Ascometal (from 2011 to present). Mr. Rashid served on the board of directors of Countrywide plc from 2007 to 2009. Mr. Rashid received an M.B.A. from the Stanford Graduate School of Business and graduated Magna Cum Laude and Beta Gamma Sigma from Georgetown University with a B.S. in Business Administration.

Matthew R. Michelini, 30, became a director of the Company and Metals USA on November 21, 2008. Mr. Michelini is a principal of Apollo Management, L.P. He joined Apollo in 2006. Prior to joining Apollo, Mr. Michelini was a member of the Mergers & Acquisitions group at Lazard Frères & Co. Mr. Michelini serves on the boards of directors of Athene (from 2010 to present) and Noranda Aluminum Holding Corporation (from 2007 to present). Mr. Michelini graduated from Princeton University with a B.S. in Mathematics and a Certificate in Finance.

Director Qualifications

We believe that the members of our Board of Directors should have a range of skills, experience, diversity, and expertise that enables them to provide sound guidance with respect to our business and operations. Each of our directors has an established record of professional accomplishment and particular experience, qualifications, attributes and skills that the Board of Directors considers important in determining that each director should be a member of our Board, as described below.

The composition of our Board is balanced among three independent directors, three directors affiliated with certain investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”), our largest stockholder, and our President and Chief Executive Officer. That balance, to which each of our directors contributes, is important to us for the following reasons:

•

As independent directors, each of Messrs. Baldwin, Powers and Slaven contributes an outside point of view that we value for providing multiple perspectives to the Board of Directors’ oversight and direction of our business and facilitating objectivity in the Board decision-making process.

•

Because of their affiliation with Apollo, each of Messrs. Press, Rashid and Michelini is particularly attuned to strategic, financial and other matters that may affect our stockholders’ investments in us.

•	Mr. Goncalves, as our President and Chief Executive Officer, brings his experience and in-depth knowledge of the Company and our industry, operations and business plans to the Board.

In addition, each of our directors has specific knowledge, professional experience and expertise relevant to serving as a director of the Company, and most of our directors have experience serving on boards of directors of other companies. Each director also has the following key attributes that we believe are important to an effective board of directors: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and fellow directors in a constructive and collaborative fashion; and diversity of background, experience and thought. See above for additional biographic information concerning our directors.

Executive Officers

Robert C. McPherson, III, 48, became Senior Vice President of Metals USA on March 31, 2003, Chief Financial Officer of Metals USA on December 1, 2005 and Senior Vice President and Chief Financial Officer of Metals USA Holdings on May 1, 2006. From August 2004 through November 2005, Mr. McPherson was President of the Building Products Group of Metals USA and from March 2003 to August 2004, Mr. McPherson was Senior Vice President, Business Development of Metals USA. Prior to joining us, Mr. McPherson was employed at CSI from 1989 until March 2003. Mr. McPherson served in a number of capacities at CSI, most recently having served as Treasurer and Controller from 1996 until 2003, Assistant Treasurer from 1992 until 1996, and as Cash Management Administrator from 1989 until 1992.

Roger Krohn, 59, became Senior Vice President of Operations in January 2011, responsible for operations at all Metals USA facilities. Previously, Mr. Krohn served as President of the Flat Rolled and Non-Ferrous Group of Metals USA from November 2003 until January 2011 and was responsible for the operations of our Flat Rolled and Non-Ferrous Group. Mr. Krohn served as President of Krohn Steel Service Center from 1982 until 1998. After we acquired Krohn Steel Service Center in 1998, Mr. Krohn remained as President and General Manager of Metals USA until becoming President of the Flat Rolled and Non-Ferrous Group in November 2003. After attending college, Mr. Krohn served seven years as a pilot in the U.S. Air Force, commissioned as an officer in 1975.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s reporting officers and directors, and persons who own more than ten percent of the Company’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, the NYSE and the Company. Based solely on the Company’s review of the forms filed with the SEC and written representations from reporting persons that they were not required to file Form 5 for certain specified years, the Company believes that all of its reporting officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them during the year ended December 31, 2011.

Corporate Governance

Overview

The Board is responsible for overseeing the overall performance of the Company. Members of the Board are kept informed of the Company’s business primarily through discussions with the Chief Executive Officer and other members of the Company’s management, by reviewing materials provided to them and by participating in Board and committee meetings. The Board has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, and charters for each of its standing committees, including the Audit Committee, Compensation Committee, Nominating/Governance Committee, and Executive Committee, each of which is discussed further below. Each of these documents is included in the investor relations section of the Company’s website at www.metalsusa.com.

Committees of the Board

The standing committees of the Board of Directors are the Audit Committee, the Compensation Committee, the Nominating/Governance Committee and the Executive Committee. The following provides a description of certain functions and current membership for each of the committees of the Board of Directors for 2011.

Compensation Committee

The principal duties and responsibilities of the Compensation Committee are as follows:

•

to review, evaluate and make recommendations to our full Board of Directors regarding our compensation policies and establish performance-based incentives that support our long-term goals, objectives and interests;

•	to review and approve the compensation of our Chief Executive Officer, all employees who report directly to our Chief Executive Officer and other members of our senior management;

•	to review and make recommendations to our Board of Directors with respect to our incentive compensation plans and equity-based compensation plans;

•	to set and review the compensation of and reimbursement policies for members of our Board of Directors;

•	to provide oversight concerning selection of officers, expense accounts, indemnification and insurance matters, and separation packages; and

•

to prepare an annual compensation committee report, provide regular reports to our Board of Directors, and take such other actions as are necessary and consistent with the governing law and our organizational documents.

The current members of the Compensation Committee are Messrs. Press and Rashid. The Board of Directors has not determined that either of Messrs. Press and Rashid is independent. We have availed ourselves of the “controlled company” exception under NYSE corporate governance rules which exempts us from the requirement that we have a compensation committee composed entirely of independent directors. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding the “controlled company” exception.

As part of its meeting on January 13, 2012, the Compensation Committee, with the assistance of our Chief Legal Officer, reviewed the Company’s compensation policies and practices with a focus on identifying any aspects or components of such policies and practices that may create risks that are reasonably likely to have a material adverse effect on the Company. Although this review focused largely on potential risks associated with executive level compensation programs and policies, the Compensation Committee also discussed the Company’s compensation policies and practices for all employees. While discussing potential risks, the Compensation Committee also discussed the presence of risk mitigating factors such as the existence of internal controls and of counter-balancing compensation forms and programs. As a result of this review, the Compensation Committee has concluded that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Audit Committee

The principal duties and responsibilities of our Audit Committee are to oversee and monitor the following:

•	our financial reporting process and internal control system;

•	the integrity of our financial statements;

•	the independence, qualifications and performance of our independent auditor;

•	the performance of our internal audit function; and

•	our compliance with legal, ethical and regulatory matters.

The current members of the Audit Committee are Messrs. Baldwin, Powers and Slaven. The Board of Directors has determined that each of Messrs. Baldwin, Powers and Slaven qualify as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and are independent as defined in Rule 10A-3 of the Exchange Act and under the NYSE listing standards. Furthermore, each member of the Audit Committee has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

Nominating/Governance Committee

The principal duties and responsibilities of the Nominating/Governance Committee are as follows:

•

to establish criteria for Board and committee membership and recommend to our Board of Directors proposed nominees for election to the Board of Directors and for membership on committees of our Board of Directors; and

•	to make recommendations to our Board of Directors regarding Board governance matters and practices.

The current members of the Nominating/Governance Committee are Messrs. Rashid and Michelini. The Board of Directors has not determined that either of Messrs. Rashid and Michelini is independent. We have availed ourselves of the “controlled company” exception under NYSE corporate governance rules which exempts us from the requirement that we have a nominating/governance committee composed entirely of independent directors. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding the “controlled company” exception.

Executive Committee

The current members of the Executive Committee are Messrs. Goncalves and Rashid. The principal duties and responsibilities of the Executive Committee are as follows:

•	subject to applicable law, to exercise the powers and the duties of our Board of Directors between Board meetings and while the Board of Directors is not in session; and

•	to implement the policy decisions of our Board of Directors.

Corporate Governance Guidelines

The Corporate Governance Guidelines, adopted by the Board of Directors, are a set of principles that provide a framework for the Company’s corporate governance. The Board of Directors adopted the Corporate Governance Guidelines to assist the Board of Directors in the exercise of its responsibilities and to serve the interests of the Company and its stockholders. The Corporate Governance Guidelines are intended to serve as a flexible framework within which the Board of Directors may conduct its business and not as a set of legally binding obligations. The Company has made the Corporate Governance Guidelines available on its website at www.metalsusa.com.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics, which is a “code of ethics” as defined by the applicable rules of the SEC, which has been posted on our website at www.metalsusa.com. The Company intends to post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Chief Executive Officer, Chief Financial Officer and Controller) on the Company’s website.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation, Discussion and Analysis section discusses the manner in which the Company compensated its three named executive officers – Messrs. C. Lourenco Goncalves, Robert C. McPherson III, and Roger Krohn – for the fiscal year ended December 31, 2011. It explains the Company’s philosophy and objectives with respect to executive compensation, the principal components of executive compensation, and the policies and procedures under which forms and amounts of executive compensation are determined.

Compensation Philosophy and Objectives

The Company believes an effective compensation program should be one that is designed to:

•	attract and retain the best possible executive talent;

•	tie short and long-term cash and equity incentives to corporate, business unit and individual performance objectives; and

•	align named executive officers’ incentives with the enhancement of stockholder value.

To achieve these objectives, the Compensation Committee implements, maintains and monitors compensation plans which tie a substantial portion of the executives’ overall compensation to the achievement of the Company’s goals, such as profitability, workplace safety and the efficient use of capital.

Executive Compensation Process

The Compensation Committee implements, maintains and monitors compensation plans that determine the compensation and benefits paid to or provided to our executive officers, including the named executive officers. The Compensation Committee makes all compensation decisions for the Chief Executive Officer and all decisions relating to equity-based compensation awards. The Compensation Committee, together with recommendations and input from the Chief Executive Officer, makes non-equity compensation decisions with respect to the other named executive officers. To achieve the Company’s compensation objectives, the Compensation Committee has established annual and longer-term cash and equity compensation components to motivate the executives to achieve, and hopefully exceed, the business goals established by the Company. We believe that our executive compensation program is designed to reasonably and fairly motivate, retain and reward our executives for achieving our objectives and goals.

In making decisions with respect to 2011 executive compensation, the Compensation Committee considered a number of factors, including the Company’s performance, the need to design our executive compensation program to tie our executives’ goals and interests to those of ours and our stockholders, and the importance of attracting and retaining highly qualified executives. In addition, the Compensation Committee considered a report produced by Towers Watson, Inc. (“Towers Watson”), a compensation consultant that the Compensation Committee retained to aid in a review of our executive compensation program in 2010. In 2010, Towers Watson provided an analysis of the Company’s executive compensation program as compared to a competitive peer group of identified companies, as well as to more general survey data. Towers Watson did not provide any other services to the Compensation Committee or to the Company in 2010. In 2011, Towers Watson did not provide any services to the Compensation Committee or to the Company, and the Compensation Committee did not ask Towers Watson to update its report. The Compensation Committee believes it remains appropriate to consider the Towers Watson report in making decisions with respect to our executive compensation program, and took it into account in making executive compensation decisions for 2011.

Towers Watson’s report provided a peer group analysis based on competitive data for base salary, annual cash incentive awards and long-term stock-based incentives paid by a peer group of U.S.-based public companies that operate in the same industry as us and compete with us for executive talent. Set forth below are the companies that were selected as our core peer group for fiscal 2010, which companies the Compensation Committee believes continue to constitute our core peer group for 2011.

Company	Primary Industry
• Reliance Steel & Aluminum	Steel
• Gerdau Long Steel North America	Steel
• AK Steel Holding Corporation	Steel
• Steel Dynamics, Inc.	Steel
• Commercial Metals Company	Steel
• Ryerson Holding Corporation	Steel
• Worthington Industries, Inc.	Steel
• Applied Industrial Technologies	Trading & Distributing
• Schnitzer Steel Industries, Inc.	Steel
• Russel Metals, Inc.	Trading & Distributing
• Carpenter Technology Corporation	Steel
• Kaman Corporation	Trading & Distributing
• NCI Building Systems	Building Products
• AM Castle & Co.	Steel
• Quanex Building Products Corporation	Building Products
• Olympic Steel Inc.	Steel

In addition, Towers Watson’s report presented general survey information collected from the following three published compensation surveys reflecting manufacturing and general industry practices: the Watson Wyatt Data Services 2009/10 Top Management Survey; Mercer 2009 Executive Compensation Survey; and Towers Perrin 2009 Executive Compensation Survey. Though Towers Watson’s report did not disclose the specific companies included in these surveys, the data collected from the surveys and considered by the Compensation Committee were tailored to match the Company’s size (companies with an annual revenue or sales volume of $1 to 2.5 billion). The Compensation Committee believes the general survey data is relevant largely to validate the core peer group information presented in the Towers Watson report. Otherwise, the Compensation Committee accorded greater weight to the core peer group data in making decisions with respect to 2011 executive compensation, as the Compensation Committee believes our core peer companies are our primary source of, and competition for, executive talent.

Ultimately, the Compensation Committee views the information presented in the Towers Watson report as reflective of current compensation practices, but does not specifically target, or “benchmark,” any element of compensation or the total compensation paid to the named executive officers to base, justify or provide a framework for any compensation decision. Rather, the Compensation Committee continued to take into account the information presented by Towers Watson as one of many factors in making executive compensation decisions for 2011.

Components of and Decisions Concerning 2011 Executive Compensation

For fiscal year ended December 31, 2011, the principal components of compensation for our executives are described below, along with analysis of the decisions underlying compensation paid during the 2011 fiscal year:

Base Salary

We provide executives and other employees with base salaries to compensate them for services rendered during the fiscal year. Base salary levels are primarily the product of arms-length negotiations with the executives and, with respect to Messrs. Goncalves and McPherson, the minimum level of base salary provided for in their employment agreements with the Company. In general, base salary levels for executives are designed to recognize the experience, skills, knowledge and responsibilities required of executives in their respective roles. Base salaries are typically reviewed annually and are adjusted from time to time to take into account individual responsibilities, performance and experience, including the terms of any agreements we have in place with such executive officers.

For fiscal 2011, the Compensation Committee determined that the base salaries of our named executive officers should remain at the levels established in July 2010, except for Mr. Krohn who received a $15,000 increase upon his promotion to Senior Vice President. The Compensation Committee concluded that, because Mr. Goncalves’ and Mr. McPherson’s base salaries had been adjusted in the second half of 2010, they remained fair and competitive for 2011. The table below sets forth the base salaries paid to our named executive officers in 2011:

Name	Fiscal 2011 Base Salary ($)
C. Lourenco Goncalves	$750,000
Robert C. McPherson III	$350,000
Roger Krohn	$300,000

The Compensation Committee determined that it remained appropriate in 2011 to set Mr. Goncalves’s base salary at a higher level than the salaries of the Company’s other named executive officers. In reaching that conclusion, the Compensation Committee took into account the Chief Executive Officer’s high level of responsibility for the Company’s overall performance, the general market range of chief executive officer salaries among companies in our peer group, and arms-length negotiations with Mr. Goncalves.

The Compensation Committee does not currently anticipate making any adjustments to the base salaries of our named executive officers for or during 2012, but will conduct an annual evaluation based on the factors described above.

Cash Incentive Awards

Senior Executive Bonus Plan

On March 19, 2010, our Board of Directors adopted, and our stockholders approved, the Metals USA Holdings Corp. Senior Executive Bonus Plan (the “SEBP”). The SEBP is intended to reward superior work, to motivate covered key executives toward even greater achievement and business results, to tie their goals and interests to those of ours and our stockholders, and to enable us to attract and retain highly qualified executives. Under the SEBP, objectives are established for the calculation of annual cash bonuses for each executive, subject to Compensation Committee oversight and modification. Incentives under the SEBP are paid in cash and are typically paid in a single installment in the first quarter following the completion of a given fiscal year. Under the SEBP, the Company may award bonuses to key executives based upon such terms and conditions, and in such amounts, as the Compensation Committee may in its discretion determine. The Company may amend or terminate the SEBP at any time in its sole discretion.

All of our named executive officers participated in the SEBP during fiscal 2011. For fiscal 2011, the amounts that individual executives were awarded under the SEBP were determined as follows. Each executive was assigned a target bonus amount, expressed as a percentage of his base salary for the year. Messrs. McPherson and Krohn’s target bonus amounts were set at 70% of their respective base salaries. Mr. McPherson’s employment agreement with the Company provides that his target bonus shall be 70% of his base salary, and the Compensation Committee decided to set Mr. Krohn’s target bonus at the same level. Mr. Goncalves’s target bonus amount was set at 100% of his base salary, as set forth in his employment agreement with the Company. For more information regarding our named executive officers’ contractual arrangements with the Company, see “—Employment and Severance Agreements” below.

For Messrs. Goncalves and McPherson, the performance metric and target performance level that was established under the SEBP in respect of fiscal 2011 was based on the achievement of a certain Company Adjusted EBITDA target. Bonus potential ranged from a low of zero to an upper limit of 200% of target. For Mr. Krohn, the performance metric and target performance level that was established under the SEBP in respect of fiscal 2011 was based on the achievement of the Company Adjusted EBITDA target and a safety target. Bonus potential ranged from a low of zero to an upper limit of 200% of target. Target bonus as to 10% of Mr. Krohn’s base salary was dependent on the achievement of a safety goal (as measured by the Company’s Total Recordable Incident Rate calculated in accordance with Occupational Safety and Health Administration (“OHSA”) guidelines, which we refer to as “TRIR”). The TRIR for a given period of time is equal to the total man hours worked during such period divided by 200,000 divided by the total number of “OSHA Recordable Injuries” (as defined by OHSA guidelines) incurred. Under the terms of the SEBP, for purposes of the portion of annual bonus payable in respect of the safety metric, TRIR of 2.5 would result in a bonus of 100% of the safety metric target. For purposes of the portion of the annual bonus payable under the SEBP in respect of the Adjusted EBITDA targets, Company Adjusted EBITDA of $155.4 million would have resulted in payment of 100% of the bonus target dependent on that metric. No bonus in respect of the safety or EBITDA performance metric would have been payable if the target performance levels were not achieved.

The Compensation Committee then exercised its discretion in determining actual bonus payouts. It decided that Messrs. Goncalves and McPherson should receive additional discretionary cash bonuses of $254,000 and $23,640, respectively. In making these determinations, the Compensation Committee considered several factors, including the overall performance of the Company, whether the executive exceeded objectives and/or goals established for such executive, whether an executive made a unique contribution to the Company during the year, the compensation analysis presented by Towers Watson in 2010, and other factors traditionally considered by the Compensation Committee (such as profitability, workplace safety and the efficient use of capital).

Expressed in dollars, the Company awarded the following bonus amounts for fiscal 2011:

Name	2011 Target SEBP Compensation	2011 Actual SEBP Compensation	2011 Discretionary Bonus
C. Lourenco Goncalves	$750,000	$846,000	$254,000
Robert C. McPherson III	$245,000	$276,360	$23,640
Roger Krohn	$210,000	$235,000	—

Long-Term Equity Incentive Plan

On March 19, 2010, our Board of Directors adopted, and our stockholders approved, the Metals USA Holdings 2010 Long-Term Incentive Plan (the “2010 LTIP”). Through the 2010 LTIP, we provide long-term equity-incentive awards to key employees, directors, consultants and other service providers, in order to reward and incentivize outstanding performance and to align the interests of such individuals with those of the stockholders. The 2010 LTIP is administered by the Compensation Committee, which has the authority to select individuals to whom awards may be granted, to determine the type of award, to determine the terms and conditions of any such awards, to interpret the terms and provisions of the 2010 LTIP and awards granted thereunder, and to otherwise administer the plan.

In determining the amount and frequency of such awards under the 2010 LTIP, the Compensation Committee considers several factors, including the linkage of officer incentives with the stockholders’ objectives, the impact of equity awards on executive retention, whether particular executives exceeded objectives and/or goals established for such executives, the compensation analysis presented by Towers Watson in 2010, and other factors traditionally considered by the Compensation Committee. Because equity awards are designed to motivate our executives to stay with the Company and increase stockholder value, the Compensation Committee generally does not consider an executive’s current stock or option holdings as a material component in making decisions for additional awards.

Based on its analysis of such factors in fiscal 2011, the Compensation Committee determined that all of our named executive officers should receive equity awards under the 2010 LTIP. In order to incentivize performance and encourage retention for the coming years, the Compensation Committee granted awards to our named executive officers in the form of restricted common stock and options to purchase common stock, with a grant date of January 1, 2012. These awards are entirely time-based, vesting ratably over a four-year period. However, under the terms and conditions applicable to the awards, any unvested shares of restricted stock or options to purchase stock immediately become fully vested, non-forfeitable, and exercisable if the Company consummates a “change of control,” as defined in the applicable award agreements.

The following table sets forth the awards received by our named executive officers under the 2010 LTIP granted on January 1, 2012:

Name	Shares of Restricted Common Stock	Shares Underlying Options to Purchase Common Stock
C. Lourenco Goncalves	30,000	120,000
Robert C. McPherson III	6,500	27,000
Roger Krohn	3,500	15,000

Consistent with our past practice, the option awards comprised approximately 75% of the total equity awards granted under the 2010 LTIP on January 1, 2012, and the restricted stock awards comprised approximately 25% of the total equity awards. In deciding to weight the equity awards in favor of options, the Compensation Committee considered recommendations presented by Towers Watson in 2010, but ultimately drew its own conclusions regarding the optimal method for incentivizing officers to enhance shareholder value.

Perquisites and Other Personal Benefits

We provide our named executive officers, and other employees generally, with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable, competitive and which are consistent with the overall compensation program to enable us to attract and retain qualified employees for key positions. In addition, certain benefits for Messrs. Goncalves and McPherson were negotiated as part of their employment agreements. See footnote (6) to the Summary Compensation Table below for a description of the perquisites and other benefits for the named executive officers. The Compensation Committee periodically reviews the perquisites and other benefits provided to the executives, as well as the other employees.

401(k) plan

Our executive officers, including our named executive officers, are eligible to participate in our companywide 401(k) plan for salaried employees. Historically and through August 2009, the Company matched the first 2% of annual compensation contributed by participating employees. The Company suspended its matching payments in September 2009 except with respect to participating employees to whom such matching payments constitute a contractual obligation pursuant to a collective bargaining agreement. The Company reinstated the matching contribution, including the matching contributions to our named executive officers, in July 2010.

Tax Considerations

We consider the anticipated tax treatment of our executive compensation program when setting levels and types of compensation. Section 162(m) of the Internal Revenue Code (the “Code”) generally disallows a tax deduction to public companies for compensation paid to a company’s chief executive officer or any of its other three most highly compensated executive officers, other than the chief financial officer, in excess of $1 million in any year, with certain performance-based compensation being specifically exempt from this deduction limit. With respect to compensation paid pursuant certain arrangements, including the SEBP and 2010 LTIP, we intend to rely, if necessary, on Treasury Regulation Section 1.162-27(f), which provides that the deduction limit of Section 162(m) of the Code does not apply to any remuneration paid pursuant to a compensation plan or agreement that existed during the period in which Metals USA Holdings was not publicly held. We may rely on this “grandfather” provision with respect to any particular plan or agreement until (a) the first material modification of such plan or agreement; (b) the first meeting of our stockholders held to elect directors that occurs after 2013; or (c) such other date required by Section 162(m) of the Code.

While we consider the tax treatment of our executive compensation programs generally, the deductibility of compensation expense under Section 162(m) of the Code was not a material consideration for our Compensation Committee in 2011 due to the levels and types of compensation we paid in 2011. However, in the future, we expect Section 162(m) deductibility and other tax consideration may play a greater role if compensation expenses regularly begin to exceed $1 million for our most highly compensated executives.

Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2011, 2010, and 2009.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary(1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total
C. Lourenco Goncalves, President and Chief Executive Officer	2011	$750,000	$254,000	—	—	$846,000	$16,852	$1,866,852
	2010	$687,500	$631,130	$592,650	$1,263,600	—	$251,260	$3,426,140
	2009	$625,000	—	—	—	$101,813	$115,748	$842,561
Robert C. McPherson III, Senior Vice President and Chief Financial Officer	2011	$350,000	$23,640	—	—	$276,360	$30,704	$680,704
	2010	$330,000	$196,350	$131,700	$280,885	—	$30,431	$969,366
	2009	$310,000	—	—	—	$50,499	$16,872	$377,371
Roger Krohn, President Flat Rolled and Non-Ferrous Group	2011	$300,000	—	—	—	$235,000	—	$535,000
	2010	$285,000	$139,650	$65,850	$157,998	—	$13,911	$662,409
	2009	$280,000	—	—	—	$44,521	$14,433	$338,954

(1)	The amounts in column (c) reflect the base salaries paid to the named executive officers during fiscal 2011, 2010, and 2009. In 2010, the Compensation Committee increased base salary levels for the named executive officers effective July 1, 2010. Accordingly, the salary figures presented in column (c) for 2010 reflect that the named executive officers received lower base salaries from January 1 until July 1, 2010, and then received higher base salaries from July 1, 2010 until December 31, 2010.
(2)	The amounts in column (d) reflect the annual bonuses awarded to the named executive officers under the SEBP at the discretion of the Compensation Committee in fiscal 2011 and 2010. For further information about the SEBP, see “—Compensation Discussion and Analysis—Cash Incentive Awards” above.
(3)	The amounts in column (e) reflect the fair value of stock awards granted in fiscal 2011, 2010, 2009 in accordance with FASB ASC Topic 718, of which there were no awards granted in 2011 and 2009. The amounts in column (e) do not reflect stock awards granted on January 1, 2012. For further information such awards, see “—Compensation Discussion and Analysis—Long Term Equity Incentive Plan” above.
(4)	The amounts in column (f) reflect the fair value of option awards granted in fiscal 2011, 2010, 2009 in accordance with FASB ASC Topic 718, of which there were no awards granted in 2011 and 2009. The amounts in column (f) do not reflect option awards granted on January 1, 2012. For further information such awards, see “—Compensation Discussion and Analysis—Long Term Equity Incentive Plan” above.
(5)	The amounts in column (g) reflect the cash incentive plan awards to the named executive officers in 2011 and 2009. There were no cash incentive plan awards to the named executive officers in 2010 under the SEBP or otherwise. The discretionary bonus paid to the named executive officers in 2010 and 2011 under the SEBP is reported in column (d).
(6)	The amounts in column (h) reflect the following for each named executive officer for the fiscal year ended December 31, 2011:

Name	Total Perquisites and Personal Benefits
C. Lourenco Goncalves	$16,852
Robert C. McPherson III	$30,704
Roger Krohn	—

Perquisites and personal benefits consist of the following:

•	the amounts attributable to Company reimbursements for club dues payable by the named executive officer;

•	the amount of income taxes paid by the Company on behalf of the named executive officer for club dues; and

•	the amounts attributable to Company reimbursements for medical insurance premiums and life insurance premiums; and

•	the amount attributable to unused vacation pay for the named executive officer

None of the individual amounts attributable to each such perquisites or benefits exceeds the greater of $25,000 or 10% of the total amount of perquisites for each named executive officer.

Grants of Plan-Based Awards

In fiscal 2011, we did not make any plan-based grants of stock or option awards to our named executive officers. However, we made grants of stock and option awards with a grant date of January 1, 2012, and the amounts of such awards are disclosed under “—Compensation Discussion and Analysis—Long Term Equity Incentive Plan” above.

The following table sets forth the amounts grants of non-equity incentive plan awards made to our named executive officers for fiscal 2011:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name and Principal Position	Threshold(2)	Target	Maximum
C. Lourenco Goncalves	—	$750,000	$1,500,000
Robert C. McPherson III	—	$245,000	$490,000
Roger Krohn	—	$210,000	$420,000

(1)	Represents threshold, target and maximum amounts payable to each of our executive officers upon achievement of certain performance metrics established by the Compensation Committee. For more information about such performance metrics, see “—Compensation Discussion and Analysis—Cash Incentive Awards.” For the actual amounts of cash bonus awards paid to our named executive officers in fiscal 2011, see “—Compensation Discussion and Analysis—Cash Incentive Awards” and “—Summary Compensation Table.”
(2)	No incentive bonus would have been payable to our named executive officers had the target performance metrics not been met.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards to our named executive officers as of the end of fiscal year 2011:

(a)	(b)	(c)		(d)	(e)	(f)		(g)
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options — Exercisable	Number of Securities Underlying Unexercised Options — Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
C. Lourenco Goncalves	85,331	—		$2.30	11/30/2015	—		—
	45,000	135,000	(1)	$13.17	7/1/2020	33,750	(2)	$379,688	(3)
Robert C. McPherson III	18,863	—		$2.30	11/30/2015	—		—
	10,000	30,000	(1)	$13.17	7/1/2020	7,500	(2)	$84,375	(3)
Roger Krohn	8,236	—		$2.30	11/30/2015	—		—
	5,625	16,875	(1)	$13.17	7/1/2020	3,750	(2)	$42,188	(3)

(1)	Option vests at the rate of 25% per year, with the first vesting date occuring on July 1, 2011.
(2)	Restricted stock vests at the rate of 25% per year, with the first vesting date occurring on July 1, 2011.
(3)	The value has been calculated based on the closing stock price as of December 31, 2011 of $11.25.

Option Exercises and Stock Vesting

None of our named executive officers exercised options during fiscal 2011. The table below sets forth information regarding shares acquired upon the vesting of restricted stock awards during 2011.

	Outstanding Restricted Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
C. Lourenco Goncalves	11,250	$168,863
Robert C. McPherson III	2,500	$37,525
Roger Krohn	1,250	$18,763

(1)	The value has been calculated based on the closing stock price as of the July 1, 2011 vesting date.

Employment and Severance Agreements

Messrs. Goncalves and McPherson have employment agreements, and Mr. Krohn has a severance agreement, with the Company.

Under his employment agreement with the Company, Mr. Goncalves agreed to serve until December 31, 2014, unless terminated earlier under the terms of the agreement. Mr. Goncalves is entitled to receive an annual base salary of $750,000, and beginning in fiscal year 2012, the Compensation Committee of the Board of Directors will review his base salary on an annual basis to determine if it should be increased. Mr. Goncalves is eligible throughout the term of his employment agreement to earn a target bonus of 100% per year of his base salary, based on the Company’s achievement of specified performance objectives. Mr. Goncalves is eligible to receive annual awards of restricted stock and/or options to purchase the Company’s common stock under the Company’s 2010 LTIP. Any vesting requirement to which an award is subject will immediately accelerate prior to any “change in control” (as defined in the 2010 LTIP). Mr. Goncalves’ employment agreement provides that, if the Company terminates his employment without “cause” or Mr. Goncalves terminates his employment for “good reason” (as those terms are defined in the employment agreement) during the employment period, then Mr. Goncalves will be entitled to receive the following severance payments: all accrued salary and bonus earned but not paid; a lump-sum equal to twelve months of annual base salary; an amount equal to twelve months of annual base salary payable in accordance with the Company’s regular payroll schedule over a twelve month period; a pro rata bonus for the year in which the termination occurs, based on actual performance for such year; a bonus for each of the two fiscal years after the fiscal year in which the termination occurs, calculated under the Company’s SEBP for the applicable fiscal year; and reimbursement for the cost of COBRA continuation coverage for a period equal to the lesser of (i) eighteen months following the date of termination and (ii) the period preceding the date that Mr. Goncalves becomes eligible to receive medical coverage under another employee benefit plan.

Under his employment agreement with the Company, Mr. McPherson is entitled to receive a minimum annual base salary of $245,000 and is eligible for an annual bonus of 70% of his base salary under the SEBP. The initial term of the employment agreement has been and will continue to be automatically renewed for successive one-year periods unless 90 days’ prior notice of termination is given by either party. Upon Mr. McPherson’s termination of employment by us without “cause” or by Mr. McPherson for “good reason” (each as defined in the employment agreement) or upon our election not to renew his employment, Mr. McPherson will be entitled to receive the following severance payments: all accrued salary and bonus earned but not paid; a pro rata bonus for the year in which the termination occurs; his annual base salary for a period of eighteen months following his termination of employment or, at our election, a lump sum payment equal to eighteen months of annual base salary; and the reimbursement for the cost of COBRA continuation coverage for a period of up to eighteen months.

Under his severance agreement, upon his termination of employment by us without “cause” or by Mr. Krohn for “good reason” (in each case, as defined in the severance agreement), Mr. Krohn will be entitled to the following severance payments and benefits: his annual base salary for a period of twelve months following his termination of employment and the reimbursement for the cost of COBRA continuation coverage for a period of up to twelve months.

Each of the officers will be subject to certain restrictions on the ability of such officer to compete with us and to solicit our customers or employees. In addition, each of the officers is a party to restricted stock award agreements and stock option award agreements that provide for immediate vesting of all unvested restricted stock and options upon a “change of control” (as defined in such agreements and/or the 2010 LTIP). We have summarized and quantified below the estimated payments that would be made to each officer under the agreements described above, assuming a triggering event occurred on December 31, 2011.

Potential Payments upon Termination or Change in Control

Our employment and severance agreements are described under “—Employment and Severance Agreements” above.

If (1) each of our named executive officers terminated his employment for “good reason” or was terminated other than for “cause,” death or disability, or (with respect to those executives with employment agreements) if we elected not to renew their employment agreements; or (2) each of our named executive officers was terminated as a result of death or disability; or (3) a “change of control” occurred as of December 31, 2011, our named executive officers would be paid the following amounts, respectively:

	Good Reason Termination or Involuntary without Cause Termination on December 31, 2011	Death or Disability on December 31, 2011	Change of Control on December 31, 2011
C. Lourenco Goncalves
Compensation
Accrued Salary	$14,423	$14,423	$14,423
Accrued Bonus (Incentive Plan)	$1,100,000	$1,100,000	$1,100,000
Annual Bonus (Incentive Plan) for two years after termination(1)	$2,200,000	—	—
Lump Sum Salary (12 months)	$750,000	$750,000	—
Monthly Salary (12 months)	$750,000	—	—
Benefits and Perquisites
Health and Welfare Benefits	$26,262	$26,262	—
Disability Income(2)	—	$1,791,721	—
Life Insurance Benefits(3)	—	$400,000	—
Accrued Vacation Pay	$39,808	$39,808	$39,808
Long-Term Incentives:
Stock Options(4)			—
Restricted Stock Grants(5)			$379,688

	Good Reason Termination or Involuntary without Cause Termination on December 31, 2011	Death or Disability on December 31, 2011	Change of Control on December 31, 2011
Robert C. McPherson III
Compensation
Accrued Salary	$6,731	$6,731	$6,731
Accrued Bonus (Incentive Plan)	$300,000	$300,000	$300,000
Lump Sum Salary (12 months)	—	$350,000	—
Monthly Salary (18 months)	$525,000	—	—
Benefits and Perquisites
Health and Welfare Benefits	$17,052	$17,052	—
Disability Income(2)	—	$2,369,901	—
Life Insurance Benefits(3)	—	$400,000	—
Accrued Vacation Pay	—	—	—
Long-Term Incentives:
Stock Options(4)			—
Restricted Stock Grants(5)			$84,375
Roger Krohn
Compensation
Accrued Salary	$5,769	$5,769	$5,769
Accrued Bonus (Incentive Plan)	$235,000	$235,000	$235,000
Monthly Salary (12 months)	$285,000	—	—
Benefits and Perquisites
Health and Welfare Benefits	$17,052	$17,052	—
Disability Income(2)	—	$1,065,378	—
Life Insurance Benefits(3)	—	$400,000	—
Accrued Vacation Pay	$28,851	$28,851	$28,851
Long-Term Incentives:
Stock Options(4)			—
Restricted Stock Grants(5)			$42,188

(1)	Mr. Goncalves is entitled to a bonus for each of the two fiscal years following the fiscal year in which termination occurs as calculated under the SEBP for the applicable fiscal year based on the Company’s achievement of the specified performance objectives set forth under the SEBP. The amounts in the table above reflect Mr. Goncalves’s bonus for the fiscal year ended December 31, 2011, which hypothetically assumes that such amount would be the amount of bonus payable for the two years after the year of termination. Based on the contingent and uncertain nature of our liability to Mr. Goncalves for such bonus payments, we are unable to make an estimate of the amount, if any, of the actual bonus payments that might be made. Therefore, we have presented such amount using Mr. Goncalves’ bonus for fiscal year 2011.
(2)	Reflects the maximum lump-sum present value of all future payments each named executive would be entitled to receive under the Company’s disability program. Each named executive would be entitled to receive benefits until he reaches age 65.
(3)	Reflects the maximum lump-sum amount of $200,000 payable to each named executive’s beneficiaries upon his death plus the maximum lump-sum amount of $200,000 payable in the event of accidental death under the Company’s life insurance program.
(4)	Reflects the estimated value of options that would immediately vest upon a “change in control,” and assumes that any “under water” options would be cancelled.
(5)	Reflects the value of restricted stock awards that immediately vest upon a “change of control.” The value has been calculated based on the closing stock price as of December 30, 2011 of $11.25.

No payments are made under any employment agreement or severance agreement if an executive terminates his employment without “good reason” or we terminate his employment for “cause”.

With respect to the employment and severance agreements:

•	“cause” generally means any of the following:

•	the commission of a felony or a crime of moral turpitude;

•	a willful and material act of dishonesty involving us;

•	a material non-curable breach of the executive’s obligations under the agreement;

•	material breaches of our policies or procedures;

•	any other willful misconduct which causes material harm to us or our business reputation;

•

a failure to cure a material breach of the executive’s obligations under the agreement, the investor rights agreement described above and certain other agreements related to the executive’s equity participation in the Company, within 30 days after written notice of such breach; or

•	breaches of any of the executive’s representations contained in the agreement.

•	“good reason” generally means any of the following:

•

a reduction in the executive’s annual base salary or bonus potential described in the agreement (but not including any diminution related to a broader compensation reduction that is not limited to any particular employee or executive);

•	a material diminution of the executive’s responsibilities;

•	relocation of the executive’s primary work place, as assigned to him by us, beyond a fifty mile radius; or

•	a material breach by us of the agreement.

•	“change of control” generally means any of the following events:

•

an acquisition of by any person or group (with certain exceptions, including an acquisition by the Company or Apollo Investment Fund V, L.P. or its affiliates) that results in the person or group becoming the beneficial owner of 50% or more of the combined voting power of the then outstanding voting securities of the Company;

•

there occurs a change in the composition of the Board of Directors such that the individuals constituting the Board of Directors, and the successors of such individuals (as nominated by the Board or committee thereof), cease to constitute a majority of the Board of Directors;

•

consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (with certain exceptions, including transactions in which our stockholders own less than 50% of the surviving entity or no person or group owns 50% or more of the combined entity except to the extent that such ownership existed prior to the acquisition); or

•	the approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Company has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based upon such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the 2011 fiscal year.

THE COMPENSATION COMMITTEE

M. Ali Rashid, Chairman

Eric L. Press

Non-Executive Director Compensation for 2011

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2011.

(a)	(b)	(c)	(d)	(e)	(f)
Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	Option Awards(3)	All Other Compensation	Total
Eric L. Press	$112,500	—	—	—	$112,500
M. Ali Rashid	$200,000	—	—	—	$200,000
Matthew R. Michelini	$107,500	—	—	—	$107,500
John T. Baldwin	$145,000	—	—	—	$145,000
Larry K. Powers	$130,000	—	—	—	$130,000
Mark A. Slaven	$135,000	—	—	—	$135,000

(1)	C. Lourenco Goncalves, the Company’s Chairman of the Board, President and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his services as a director. The compensation received by Mr. Goncalves as an employee of the Company is shown in the Summary Compensation Table above.
(2)	As of December 31, 2011, the following non-executive officer directors had the following number of restricted stock awards outstanding: Eric L. Press: 3,750; M. Ali Rashid: 3,750; Matthew R. Michelini: 3,750; John T. Baldwin: 3,750; Larry K. Powers: 3,750; and Mark A. Slaven: 3,750.
(3)	As of December 31, 2011, the following non-executive officer directors had the following number of options outstanding: Eric L. Press: 84,724; M. Ali Rashid: 84,724; Matthew R. Michelini: 15,000; John T. Baldwin: 84,724; Larry K. Powers: 15,000; and Mark A. Slaven: 15,000.

Compensation of Directors

We currently compensate our directors with an annual retainer of $60,000, paid quarterly in advance of each fiscal quarter of service. During 2011, each director also received a fee of $2,500 per board meeting attended and $2,500 for each regularly scheduled committee meeting. The non-management chairman of each the Audit Committee, Compensation Committee, Nominating/Governance Committee, and Executive Committee receives an additional annual retainer of $12,500. All reasonable out-of-pocket expenses are reimbursed upon submission of support documentation. Newly elected directors will receive the same fees as described above.

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee’s members is or has been a Company officer or employee. During fiscal 2011, none of the Company’s executive officers served on the board of directors, the compensation committee or any similar committee of another entity of which an executive officer served on our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This table shows how much common stock is owned by (i) each director of the Company, (ii) the Company’s named executive officers, (iii) all executive officers and directors of the Company as a group and (iv) all persons who are known to own beneficially more than 5% of the Company’s common stock, as of March 14, 2012. Unless otherwise specified, the address for each of them is 2400 Commercial Blvd., Suite 905, Fort Lauderdale, Florida 33308.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Shares Outstanding(2)
Apollo Funds(3)	23,728,650	63.7%
Tempus Quo Capital Management, LLC(4)	2,925,615	7.8%
Ameriprise Financial Inc.(5)	1,988,003	5.3%
C. Lourenco Goncalves	1,331,816	3.6%
Robert C. McPherson, III	77,904	*
Roger Krohn	152,092	*
Eric L. Press(6)	80,974	*
M. Ali Rashid(6)	80,974	*
Matthew R. Michelini(7)	11,250	*
John T. Baldwin(8)	80,974	*
Larry K. Powers(8)	11,250	*
Mark A. Slaven(9)	11,250	*
All executive officers and directors as a group (9 persons)	1,838,484	4.9%

*	Less than 1%.
(1)	The amounts and percentages of interests beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated ownership interests.
(2)	Percentages are based on 37,270,707 shares outstanding on March 14, 2012, plus, for each person, the shares which would be issued assuming that such person exercises all options it holds which are exercisable within 60 days.
(3)

Based on information set forth in a report on Schedule 13G filed with the SEC on February 11, 2011 by (i) Apollo Investment Fund V, L.P. (“AIF V”), (ii) Apollo Overseas Partners V, L.P. (“Overseas V”), (iii) Apollo Netherlands Partners V (A), L.P. (“Netherlands A”), (iv) Apollo Netherlands Partners V (B), L.P. (“Netherlands B”), (v) Apollo German Partners V GmbH & Co. KG (“German V”), (vi) Apollo Verwaltungs V GmbH (“Apollo German GP”), (vii) Apollo Management V, L.P. (“Management V”), (viii) AIF V Management, LLC (“AIF V LLC”), (ix) Apollo Management, L.P. (“Apollo Management”), (x) Apollo Management GP, LLC (“Management GP”), (xi) Apollo Management Holdings, L.P. (“Management Holdings”), (xii) Apollo Management Holdings GP, LLC (“Holdings GP”), (xiii) Apollo Advisors V, L.P. (“Advisors V”), (xiv) Apollo Capital Management V, Inc. (“Capital Management V”), (xv) Apollo Principal Holdings I, L.P. (“Principal I”), and (xvi) Apollo Principal Holdings I GP, LLC (“Principal I GP”). AIF V, Overseas V, Netherlands A, Netherlands B and German V (collectively, the “Apollo Funds”) each hold shares of common stock of the Company. Apollo German GP serves as the general partner of German V. Management V serves as the manager of AIF V, Overseas V, Netherlands A and Netherlands B and as a special limited partner of German V, and is the sole shareholder of Apollo German GP. AIF V LLC serves as the general partner of Management V, Apollo Management serves as the sole member and manager of AIF V LLC, and Management GP serves as the general partner of Apollo Management. Management Holdings serves as the sole member and manager of Management GP, and Holdings GP serves as the general partner of Management Holdings. Advisors V serves as the general partner of AIF V, Netherlands A and Netherlands B, as the managing general partner of Overseas V and as a special limited partner of German V. Capital Management V serves as the general partner of Advisors V. Principal I is the sole stockholder of Capital Management and Principal I GP serves as the general partner of Principal I. Each of the Apollo Funds, Apollo German GP, Management V, AIF V LLC, Apollo Management, Management GP, Management Holdings, Holdings GP, Advisors V, Capital Management V, Principal I, Principal I GP, and Messrs. Leon Black, Joshua Harris and Marc Rowan, the managers of Principal I GP, and the managers, as well as principal executive officers of Holdings GP, disclaim beneficial ownership of all shares of common stock held of record by any of the Apollo Funds in excess of their pecuniary interests, if any. The address of AIF V, Advisors V, Capital Management V, Principal I and Principal I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of Overseas V, Netherlands A and Netherlands B is c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands. The address of German V and Apollo German GP is Eschenheimer Anlage 1, 60316 Frankfurt, Germany. The address of Management V, AIF V LLC, Apollo Management, Management GP, Management Holdings and Holdings GP, and Messrs. Black, Harris and Rowan, is 9 W. 57th Street, 43rd Floor, New York, New York 10019.
(4)	Based on information set forth in a report on Schedule 13G/A filed with the SEC on February 12, 2012 by (i) Tempus Quo Capital Management, LLC (“Tempus Quo Capital Management”) and (ii) Tempus Quo Master Fund, Ltd. (“Tempus Quo Master Fund”). Tempus Quo Capital Management holds shared voting and dispositive power, resulting in beneficial ownership of 2,925,615 shares. Tempus Quo Master Fund holds shared voting and dispositive power, resulting in beneficial ownership of 1,432,469 shares. The address of Tempus Quo Capital Management, LLC is 3050 Aventura Blvd., Suite 200, Aventura, Florida 33180.
(5)	Based on information set forth in a report on Schedule 13G filed with the SEC on February 13, 2012 by Ameriprise Financial Inc. (“Ameriprise”) and its subsidiary, Columbia Management Investment Advisers, LLC (“Columbia”). Each of Ameriprise and Columbia hold shared voting power of 598,943 shares and shared dispositive power of 1,988,003 shares, resulting in beneficial ownership of 1,988,003 shares. The address of Ameriprise is 145 Ameriprise Financial Center, Minneapolis, MN 55474, and the address of Columbia is 225 Franklin St., Boston, MA 02110.
(6)	Represents 6,250 restricted share units and 74,274 shares issuable upon exercise of options. Each of Messrs. Press and Rashid, who have relationships with Apollo, disclaim beneficial ownership of all shares of the common stock of record by any of the Apollo Funds in excess of their pecuniary interests, if any. The address of Messrs. Press and Rashid is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.
(7)	Represents 6,250 restricted share units and 5,000 shares issuable upon exercise of options. Mr. Michelini, who has a relationship with Apollo, disclaims beneficial ownership of all shares of the common stock of record by any of the Apollo Funds in excess of his pecuniary interest, if any. The address of Mr. Michelini is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.
(8)	Represents 6,250 restricted share units and 74,742 shares issuable upon exercise of options.
(9)	Represents 6,250 restricted share units and 5,000 shares issuable upon exercise of stock options.

Item 13. Certain Relationships and Related Transactions and Director Independence

Procedures for Reviewing Related Person Transactions

The Audit Committee charter provides that the Audit Committee shall review all related person transactions, and all such transactions must be approved or ratified by the Audit Committee. For this purpose, a related person transaction means any transaction, arrangement or relationship in which the Company is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members). In addition, our Code of Business Conduct and Ethics requires all directors, executive officers and employees to avoid conflicts, and the appearance of conflicts between their own interests and their responsibilities to the Company or its clients. The Company has not entered into any related person transactions during 2011 required to be disclosed under SEC rules.

Investors Rights Agreement

The Company has entered into an Amended and Restated Investors Rights Agreement with Apollo Management V, L.P. (together with its affiliates, “Apollo”) and each of our management members (the “Amended and Restated Investors Rights Agreement”) that provides for, among other things, a restriction on the transferability of each management member’s equity ownership in the Company, demand registration rights for Apollo, piggyback registration rights, repurchase rights by the Company and Apollo with respect to management’s equity in certain circumstances, demand registration rights for Apollo, certain restrictions on each such person’s ability to compete with us or solicit our employees or customers and board termination rights and information rights for Apollo.

As discussed above, the Amended and Restated Investors Rights Agreement provides that, except as otherwise required by applicable law, Apollo has the right to nominate (a) four directors as long as Apollo owns (including shares of common stock issuable under the terms of any exchangeable securities issued by us) at least 30% but less than 50% of our outstanding common stock, (b) three directors as long as Apollo owns (including shares of common stock issuable under the terms of any exchangeable securities issued by us) at least 20% but less than 30% of our outstanding common stock and (c) two directors as long as Apollo owns (including shares of common stock issuable under the terms of any exchangeable securities issued by us) at least 10% but less than 20% of our outstanding common stock. In the event that the Board increases its size beyond nine members, Apollo’s nomination rights will be proportionately increased, rounded up to the nearest whole number. The Amended and Restated Investors Rights Agreement also provides that, except as otherwise required by applicable law, we and the management members will take all action within their respective power to cause all such nominees to be included in the slate of nominees recommended by the Board to the Company’s stockholders for election as directors at each annual meeting of our stockholders and we will use all reasonable efforts to cause the election of each such nominee, including soliciting proxies in favor of the election of such nominees.

The Amended and Restated Investors Rights Agreement provides that, except as otherwise required by applicable law, Apollo will have the right to designate a replacement to fill a vacancy on the Board that was nominated by Apollo, and will provide that, except as otherwise required by applicable law, we will take all action within our power to cause such vacancy to be filled by the replacement designated by Apollo (including by promptly appointing such designee to the Board).

The Amended and Restated Investor Rights Agreement provides that Apollo may make one or more written demands of us to require us to register the shares of our common stock owned by Apollo. In addition, Apollo and our management members will have piggyback rights entitling them to require us to register shares of our common stock owned by them in connection with any registration statements filed by us, subject to certain exceptions. We have agreed to indemnify Apollo and the management members (to the extent they are selling stockholders in any such registration) against losses suffered by them in connection with any untrue or alleged untrue statement of a material fact contained in any registration statement, prospectus or preliminary prospectus or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statement therein not misleading, except insofar as the same may be caused by or contained in any information furnished in writing to us by such selling holder for use therein.

The Amended and Restated Investors Rights Agreement was negotiated among management, us and Apollo, and we believe it is on arm’s-length terms.

Director Independence

We are a “controlled company” within the meaning of NYSE corporate governance rules. Under NYSE corporate governance rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that we have a nominating/governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating/governance and compensation committees.

We utilize the exemptions from NYSE corporate governance requirements, including the foregoing. As a result, we do not have a majority of independent directors, our nominating/governance and compensation committees do not consist entirely of independent directors, and we are not required to have an annual performance evaluation of the nominating/governance and compensation committees. Nonetheless, our Board of Directors has determined that three of our seven directors — Messrs. Baldwin, Powers and Slaven — are independent under the NYSE’s listing standards. In making this determination, our Board of Directors has affirmatively determined that each of these directors meets the objective criteria for independence set forth by the NYSE, as well as the additional independence requirements imposed by the SEC for audit committee members which are incorporated into the NYSE’s listing standards, and that none of them has any relationship, direct or indirect, to us other than as stockholders or through their service as directors.

Item 14. Principal Accounting Fees and Services

Pursuant to the Audit Committee’s charter, to help ensure the independence of our independent registered public accounting firm, all auditing services, internal control-related services and permitted non-audit services (including the terms thereof) to be performed for Metals USA Holdings by its independent registered public accounting firm must be pre-approved by the Audit Committee, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may delegate to a subcommittee of its members the authority to grant the required approvals, provided that any exercise of such authority by the subcommittee is presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee approved and retained Deloitte & Touche LLP to audit our consolidated financial statements and internal control over financial reporting for 2011 and provide other auditing and advisory services in 2011. The Audit Committee reviewed all non-audit services provided by Deloitte & Touche LLP in 2011 and concluded that the provision of such services was compatible with maintaining Deloitte & Touche LLP’s independence in the conduct of its auditing functions.

The table below sets forth the aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates for audit and non-audit services provided to us and our subsidiaries in 2011 and 2010.

Fees	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Audit Fees	$2,296,500	$1,237,200
Audit Related Fees	—	138,000
Tax Fees	18,290	174,144
All Other Fees	—	376,300

Total	$2,314,790	$1,925,644

Audit Fees. In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of our consolidated financial statements, audit of internal control over financial reporting, for the review of documents filed with the SEC, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. For 2011 and 2010, the audit fees in the above table are the aggregate fees billed to us and our subsidiaries by Deloitte & Touche LLP for auditing financial statements and internal control over financial reporting, and reviewing interim financial statements included in our and our subsidiaries’ annual and quarterly reports.

Audit-Related Fees. This category of the table above includes the fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees. “Tax fees” are fees for tax compliance, tax advice and tax planning.

All Other Fees. “All other fees” are all fees not included in the above three categories.

The Audit Committee has considered whether the services rendered by the independent registered public accounting firm with respect to the fees described above are compatible with maintaining their independence and has concluded that such services do not impair their independence.

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

BALANCE SHEETS (Unconsolidated)

(in millions, except share amounts)

	December 31,
	2011	2010
Assets
Current Assets:
Cash	$6.2	$1.3
Receivable from subsidiaries	10.2	9.6
Income taxes receivable	—	1.1

Total current assets	16.4	12.0
Note receivable from Flag Intermediate Holdings Corporation	47.0	47.0
Investment in Flag Intermediate Holdings Corporation	220.7	158.1

Total assets	$284.1	$217.1

Liabilities and Stockholders’ Equity
Current liabilities:

Accrued liabilities	1.0	—

Total current liabilities	1.0	—
Deferred income tax liability	26.0	26.0

Total liabilities	27.0	26.0

Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 37,059,236 issued and 37,058,507 outstanding at December 31, 2011, and 37,024,842 issued and outstanding at December 31, 2010	0.4	0.4
Additional paid-in capital	231.3	229.8
Retained earnings (accumulated deficit)	25.1	(39.5)
Accumulated other comprehensive income	0.3	0.4

Total stockholders’ equity	257.1	191.1

Total liabilities and stockholders’ equity	$284.1	$217.1

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

STATEMENTS OF OPERATIONS (Unconsolidated)

(in millions)

	Years Ended December 31,
	2011	2010	2009
Interest and other income, net	$5.6	$1.7	$0.1
Interest expense	—	3.5	18.6
(Gain) loss on extinguishment of debt	—	3.5	(78.5)
Equity of earnings (loss) of subsidiaries	61.2	14.9	(35.7)

Income before income taxes	66.8	9.6	24.3
Provision (benefit) for income taxes	2.2	(1.9)	20.8

Net income	$64.6	$11.5	$3.5

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

STATEMENTS OF CASH FLOWS (Unconsolidated)

(in millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$64.6	$11.5	$3.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) loss of subsidiaries	(61.2)	(14.9)	35.7
Loss (gain) on extinguishment of debt	—	3.5	(78.5)
Amortization of bond discounts and debt issuance costs	—	0.1	1.6
Deferred income taxes	—	(1.9)	27.9
Non-cash interest on PIK option	—	6.2	21.0
Cash payment of interest on PIK option	—	(23.2)	—
Decrease (increase) in income taxes receivable and other assets	1.1	2.7	(5.2)
Increase in payable to subsidiaries	—	—	0.5
Increase in receivable from subsidiaries	(0.6)	(9.6)	—
Increase (decrease) in accounts payable and accrued liabilities	1.0	(4.5)	(5.1)
Other operating	—	3.4	(6.4)

Net cash provided by (used in) operations	4.9	(26.7)	(5.0)

Cash flows from financing activities:
Repayments of Senior Unsecured Notes	—	(146.7)	(70.3)
Exercise of stock options	—	—	2.7
Net proceeds from initial public stock offering	—	221.2	—
Advances to subsidiary	—	(47.0)	—
Other financing	—	—	(0.6)

Net cash provided by (used in) financing activities	—	27.5	(68.2)

Net increase (decrease) in cash	4.9	0.8	(73.2)
Cash, beginning of period	1.3	0.5	73.7

Cash, end of period	$6.2	$1.3	$0.5

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

(dollars in millions, except per share amounts)

1. Investment in Flag Intermediate Holdings Corporation

On May 18, 2005, Metals USA Holdings Corp., a Delaware corporation (“Metals USA Holdings”) and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”), merged with and into Metals USA with Metals USA being the surviving corporation (the “Merger”).

2. Debt

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

3. Stockholders’ Equity

Common Stock

In accordance with our amended and restated certificate of incorporation, we are authorized to issue 140,000,000 shares of common stock, $0.01 par value. At December 31, 2011, 37,059,236 shares were issued and 37,058,507 shares were outstanding.

Preferred Stock

Also in accordance with our amended and restated certificate of incorporation, Metals USA Holdings is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value. At December 31, 2011, no shares of preferred stock were issued and outstanding.

Treasury Stock

At December 31, 2011, 729 shares of the Company’s common stock were held as treasury stock at a cost of $15.01 per share. All such shares were used to satisfy applicable tax withholding obligations for certain participants upon vesting of restricted stock awards.

Stock Split and Amended and Restated Certificate of Incorporation

On March 19, 2010, the Company’s Board of Directors approved a 1.7431-for-1 split of the Company’s common stock. The split was effected as a stock dividend on April 5, 2010. The consolidated financial statements as of December 31, 2010 and for the years ended December 31, 2010 and 2009, as presented herein give retroactive effect to the stock split. In addition, the Company’s Board of Directors approved an increase in the Company’s authorized shares of common stock from 30,000,000 to 140,000,000, pursuant to our amended and restated certificate of incorporation. The amended and restated certificate of incorporation also authorizes the issuance of 10,000,000 shares of preferred stock, $0.01 par value. Our stockholders approved the amended and restated certificate of incorporation on March 19, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2012.

METALS USA HOLDINGS CORP.

By:	/S/ C. LOURENCO GONCALVES
C. Lourenco Goncalves, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2012.

Signature	Title

/S/ C. LOURENCO GONCALVES C. Lourenco Goncalves	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/S/ M. ALI RASHID M. Ali Rashid	Director

/S/ ERIC L. PRESS Eric L. Press	Director

/S/ MATTHEW R. MICHELINI Matthew R. Michelini	Director

/S/ JOHN T. BALDWIN John T. Baldwin	Director

/S/ MARK A. SLAVEN Mark A. Slaven	Director

/S/ LARRY K. POWERS Larry K. Powers	Director

/S/ ROBERT C. MCPHERSON, III Robert C. McPherson, III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DANIEL L. HENNEKE Daniel L. Henneke	Vice President and Controller (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated May 18, 2005 between Metals USA, Inc., Flag Acquisition Corporation and Flag Intermediate Corporation (filed as Exhibit 2.1 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

3.1	Amended and Restated Certificate of Incorporation of Metals USA Holdings Corp. (filed as Exhibit 3.1 to Metals USA Holdings Corp.’s Form 8-K filed on April 6, 2010)

3.2	Bylaws of Metals USA Holdings Corp. (filed as Exhibit 3.2 to Metals USA Holdings Corp.’s Form S-1/A on March 19, 2010)

4.1*	Registration Rights Agreement, dated as of July 10, 2007, by and among Metals USA Holding Corp. and UBS Securities LLC

10.1	Indenture, dated November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as trustee and Notes Collateral Agent (filed as Exhibit 4.6 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.2	Supplemental Indenture dated as of November 30, 2005, among Metals USA, Inc., Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.9 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.3	Second Supplemental Indenture, dated as of March 30, 2006, among MUSA Newark, LLC, Metals USA, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.10 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.4	Third Supplemental Indenture, dated as of June 20, 2006, among Metals USA International Holdings, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.11 to Amendment No. 3 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on August 1, 2006)

10.5	Amended and Restated Loan and Security Agreement, dated as of December 17, 2010, among each of the Lenders party thereto, Bank of America, N.A., as the Administrative Agent and the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto (filed as Exhibit 10.1 to Metals USA Holdings Corp.’s Form 8-K filed on December 23, 2010)

10.6	Employment Agreement, dated September 13, 2010, between Metals USA Holdings Corp. and C. Lourenco Goncalves (filed as Exhibit 10.1 to Metals USA Holdings Corp.’s Form 8-K filed on September 16, 2010)

10.7	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and Robert C. McPherson, III (filed as Exhibit 10.3 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.8	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Roger Krohn (filed as Exhibit 10.4 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.9	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and David Martens (filed as Exhibit 10.5 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

Exhibit Number	Description

10.10	Management Deferred Compensation Plan (filed as Exhibit 10.11 to Flag Intermediate Holdings Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 333-132918) filed on March 12, 2007)

10.11	2010 Long Term Incentive Plan (filed as Exhibit 10.23 to Metals USA Holdings Corp.’s Form S-1/A filed on March 19, 2010)

10.12	Amended and Restated Investors Rights Agreement, dated as of April 13, 2010, between Metals USA Holdings Corp. and Apollo Management V, L.P. and its Affiliates (filed as Exhibit 10.14 to Metals USA Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010).

12.1#	Computation of Ratio of Earnings to Fixed Charges

21.1#	List of Subsidiaries of Metals USA Holdings Corp.

23.1#	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated March 14, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated March 14, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated March 14, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated March 14, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	incorporated by reference to the exhibits to Metals USA Holdings Corp.’s Registration Statement on Form S-4 filed September 19, 2007
**	pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability
#	filed herewith