Form 10-Q
period 2012-03-31
METALS USA HOLDINGS CORP.
filed 2012-05-09
CIK 1362491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated  filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at May 1, 2012 of Metals USA Holdings Corp.: 37,058,507

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

METALS USA HOLDINGS CORP. AND

SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash	$15.1	$12.1
Accounts receivable, net of allowance of $6.1 and $6.9, respectively	244.9	212.2
Inventories	420.4	402.5
Deferred income tax asset	4.0	7.9
Prepayments and other	6.2	9.4

Total current assets	690.6	644.1
Property and equipment, net	250.3	247.8
Intangible assets, net	34.2	26.6
Goodwill	55.9	52.8
Other assets	12.8	13.5

Total assets	$1,043.8	$984.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$116.8	$110.0
Accrued liabilities	40.0	29.7
Current portion of long-term debt	1.0	1.0

Total current liabilities	157.8	140.7
Long-term debt, less current portion	497.2	467.6
Deferred income tax liability	96.4	97.1
Other long-term liabilities	18.3	22.3

Total liabilities	769.7	727.7

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 37,059,236 issued and 37,058,507 outstanding at March 31, 2012 and December 31, 2011	0.4	0.4
Additional paid-in capital	231.9	231.3
Retained earnings	41.4	25.1
Accumulated other comprehensive income	0.4	0.3

Total stockholders’ equity	274.1	257.1

Total liabilities and stockholders’ equity	$1,043.8	$984.8

See notes to unaudited condensed consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net sales	$525.3	$432.3
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	407.1	329.7
Operating and delivery	51.0	41.1
Selling, general and administrative	27.8	26.8
Depreciation and amortization	5.3	4.8
(Gain) loss on sale of property and equipment	(0.1)	0.1

Operating income	34.2	29.8
Other expense:
Interest expense	9.2	9.0

Income before income taxes	25.0	20.8
Provision for income taxes	8.7	8.4

Net income	$16.3	$12.4

Income per share:
Income per share—basic	$0.44	$0.34

Income per share—diluted	$0.44	$0.33

Number of common shares used in the per share calculation:
Basic	37.1	37.0

Diluted	37.4	37.3

Net income	$16.3	$12.4

Other comprehensive income:
Foreign currency translation adjustments	0.1	0.1
Deferred hedging gains	—	0.1

Total other comprehensive income	0.1	0.2

Total comprehensive income	$16.4	$12.6

See notes to unaudited condensed consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$16.3	$12.4
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on sale of property and equipment	(0.1)	0.1
Provision for bad debts	0.6	0.7
Depreciation and amortization	5.8	5.3
Amortization of debt issuance costs	0.8	0.7
Deferred income taxes	0.1	3.4
Stock-based compensation	0.6	0.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(31.9)	(54.6)
Inventories	(17.1)	(29.4)
Prepayments and other	3.2	0.5
Accounts payable and accrued liabilities	16.4	13.9
Other operating	0.3	0.2

Net cash used in operating activities	(5.0)	(46.4)

Cash flows from investing activities:
Sales of assets	—	0.1
Purchases of assets	(4.5)	(2.0)
Acquisition costs, net of cash acquired	(17.0)	(88.8)

Net cash used in investing activities	(21.5)	(90.7)

Cash flows from financing activities:
Borrowings on credit facility	93.1	133.4
Repayments on credit facility	(63.3)	—
Repayments of long-term debt	(0.2)	(0.1)
Deferred financing costs	(0.1)	(0.7)

Net cash provided by financing activities	29.5	132.6

Net increase (decrease) in cash	3.0	(4.5)
Cash, beginning of period	12.1	16.6

Cash, end of period	$15.1	$12.1

Supplemental Cash Flow Information:
Cash paid for interest	$2.0	$2.9

Cash paid for income taxes	$1.1	$0.1

Cash received for income taxes	$(0.2)	$(0.1)

Investments in property and equipment not paid	$0.1	$0.1

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

The interim condensed consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly the interim condensed consolidated financial information as of and for the periods indicated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Use of Estimates

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which amends some of the guidance in ASC Topic 220 “Comprehensive Income” regarding how companies must present comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either a single statement or two separate statements. A single statement would contain the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for all comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for all comprehensive income. The ASU is intended to increase the prominence of other comprehensive income in financial statements and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-05 are to be applied retrospectively. For public entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company has adopted ASU 2011-05 within its condensed consolidated financial statements for the quarter ended March 31, 2012. ASU 2011-05 impacts presentation only and has no effect on the Company’s financial condition, results of operations, or cash flows.

2. Acquisitions

Gregor Technologies

On March 12, 2012, we acquired all of the issued and outstanding membership interests of Gregor Technologies, LLC and an affiliated company (“Gregor”) for $17.0. The purchase was funded with borrowings under our $500.0 amended and restated senior secured asset-based credit facility due 2015 (the “ABL facility”) and $3.0 of the purchase price was placed in escrow to secure seller’s indemnity obligations with respect to certain representations and warranties.

Established in 1989, Gregor provides custom-crafted parts and assemblies to original equipment manufacturers in several end markets, including industrial equipment, manufacturing, scientific instruments, electronics, aerospace, homeland security and defense. Gregor operates a 70,000 square foot metal processing facility in Torrington, Connecticut. We believe the acquisition will broaden our participation in both new and existing end markets with Gregor’s value-added processing and service offerings.

The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $3.6, which was allocated to goodwill. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Metals USA and Gregor. The Gregor acquisition was a taxable business combination and as such, the entire amount of goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Company’s Flat Rolled and Non-Ferrous Segment (see Note 4).

The estimated amount of goodwill and related allocations of the fair values assigned to assets acquired and liabilities assumed are based on preliminary data and are subject to change based on the final valuation of tangible and intangible assets. The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Accounts receivable, trade	$1.4
Inventories	0.7
Property and equipment	3.5
Intangible assets	8.5
Goodwill	3.6

Total assets acquired	17.7

Accounts payable and accrued liabilities	0.7

Total liabilities assumed	0.7

Net assets acquired	$17.0

Results for the three months ended March 31, 2012 include operating results from the Gregor acquisition from the date of the acquisition closing. Gregor contributed $0.6 of incremental sales and $0.1 of incremental operating income for the three months ended March 31, 2012. Acquisition-related costs for the three months ended March 31, 2012 amounted to approximately $0.4 and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income.

The pro forma effects of the Gregor acquisition would not have been material to our results of operations for the three months ended March 31, 2011 and 2012, and therefore are not presented.

The Richardson Trident Company

On March 11, 2011, we acquired all of the issued and outstanding stock of The Richardson Trident Company (“Trident”). Trident’s results of operations have been included in the condensed consolidated statement of operations and comprehensive income since the date of acquisition. Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. Trident operates under The Richardson Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, Austin, El Paso, Harlingen and Odessa, Texas; Tulsa, Oklahoma; Olathe, Kansas; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia. The Company paid $90.4 in cash for the stock of Trident, which included $54.2 for the repayment of Trident debt, and $1.8 in the form of a note payable, for a total purchase price of $92.2. The purchase was funded with borrowings under our the ABL facility.

The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $8.3, which was allocated to goodwill. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Metals USA and Trident. All of the goodwill was assigned to the Company’s Flat Rolled and Non-Ferrous Segment. The Trident acquisition was a taxable business combination and as such, the entire amount of the goodwill recognized is expected to be deductible for income tax purposes. The customer list intangible asset will be amortized on an accelerated basis over twelve years based on its estimated useful life.

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

Results for the quarter ended March 31, 2011 include operating results from the Trident acquisition from the date of the acquisition closing, which occurred on March 11, 2011. Trident contributed $9.2 of incremental sales and $0.6 of operating income for the quarter ended March 31, 2011. Acquisition-related costs for the period ended March 31, 2011 amounted to approximately $1.2 million, and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income.

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

Three Months Ended March 31, 2011
Net sales	$458.1
Net income	$11.8
Earnings per share—basic	$0.32
Earnings per share—diluted	$0.32

3. Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Raw materials—
Plates and Shapes	$156.9	$151.4
Flat Rolled and Non-Ferrous	213.0	198.5
Building Products	4.7	4.7

Total raw materials	374.6	354.6

Work-in-process and finished goods—
Flat Rolled and Non-Ferrous	36.2	38.8
Building Products	9.6	9.1

Total work-in-process and finished goods	45.8	47.9

Total inventories	$420.4	$402.5

4. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2012 are as follows:

	As of December 31, 2011	Acquisitions/ Purchase Accounting Adjustments	Realization of Tax Benefits/Other	As of March 31, 2012
Plates and Shapes
Gross Goodwill and Carrying Amount of Goodwill	$14.5	$—	$(0.1)	$14.4

Flat Rolled and Non-Ferrous
Gross Goodwill and Carrying Amount of Goodwill	32.7	3.6	—	36.3

Building Products
Gross Goodwill and Carrying Amount of Goodwill	2.2	—	—	2.2

Corporate
Gross Goodwill	7.6	—	(0.4)	7.2
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	3.4	—	(0.4)	3.0

Consolidated Total
Gross Goodwill	57.0	3.6	(0.5)	60.1
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	$52.8	$3.6	$(0.5)	$55.9

Additions to goodwill recorded at the Flat Rolled and Non-Ferrous segment for the three months ended March 31, 2012 are attributable to the Gregor acquisition, which closed on March 12, 2012, discussed in Note 2. Reductions to goodwill at the Corporate and Plates and Shapes segments for the three months ended March 31, 2012 are primarily attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City Metal Services (“Port City”), which were taxable business combinations.

The carrying amounts of the Company’s intangible assets are as follows:

	March 31, 2012	December 31, 2011
Customer lists	$61.7	$61.7
Less: Accumulated amortization	(42.2)	(41.4)

	$19.5	$20.3

Trade names	$6.6	$6.6
Less: Accumulated amortization	(1.2)	(1.1)

	$5.4	$5.5

Fulfillment contract	$0.8	$0.8
Less: Accumulated amortization	—	—

	$0.8	$0.8

Gregor intangible assets	$8.5	$—
Less: Accumulated amortization	—	—

	$8.5	$—

During the three months ended March 31, 2012, we acquired an estimated $8.5 of intangible assets as a result of the Gregor acquisition discussed in Note 2. We are still in the process of allocating the purchase price of Gregor to the tangible and identifiable intangible assets acquired and liabilities assumed given the limited time since the acquisition date. We expect to provide such information in our quarterly report on Form 10-Q for the three and six months ended June 30, 2012.

Aggregate amortization expense for the three months ended March 31, 2012 and 2011 was $0.9 and $0.8, respectively. Aggregate remaining amortization of our intangible assets, excluding estimates for the recently acquired Gregor intangible assets, is as follows:

For the Year Ending December 31,	Estimated Amortization Expense
2012 (remaining 9 months)	$2.8
2013	$3.5
2014	$3.2
2015	$3.0
2016	$2.6
Thereafter	$10.6

5. Fair Value Measurements

ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

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

As of March 31, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis. Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and, accordingly, the recorded values are believed by management to approximate fair value. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices, which is considered Level 1. The fair value of the Company’s debt that is not traded and is fixed-rate is estimated by discounting the interest payments and principal amount at the Company’s current borrowing rate (yield to maturity), which is considered Level 2. For floating rate debt that is not traded, fair value is not sensitive to interest rates since coupons float with Treasury or London Interbank Offered Rate (“LIBOR”) yields, and book value is a reasonable approximation of fair value after considering the stability of the Company’s default risk. The estimated fair value of current and long-term debt at March 31, 2012 and December 31, 2011 was $506.5 and $476.4, respectively.

In December 2007, Ohio River Metal Services, which we acquired in December 2010, entered into an interest rate swap agreement in connection with the Jeffersonville, Indiana Industrial Revenue Bonds (“IRBs”) discussed in Note 8. The interest rate swap derivative is valued using market data which is derived by combining certain inputs with quantitative models and processes to generate interest rate forward curves and discount factors. The notional amount under the swap corresponds to the principal amount of one of the Jeffersonville, Indiana IRBs, which was $4.0 as of March 31, 2012. The Company has categorized the swap contract as Level 2. The fair value of the interest rate swap liability was $0.5 and $0.6 as of March 31, 2012 and December 31, 2011, respectively. Pretax realized losses from the interest rate swap recognized as interest expense during the three months ended March 31, 2012 and 2011 were not material.

6. Other Assets

Other assets consist of the following:

	March 31, 2012	December 31, 2011
Deferred financing costs	$9.1	$9.7
Deferred debt offering costs	2.6	2.8
Other	1.1	1.0

Total other assets	$12.8	$13.5

Aggregate amortization of debt issuance costs for the three months ended March 31, 2012 and 2011 was $0.8 and $0.7, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
Salaries and employee benefits	$10.7	$15.1
Income taxes	8.0	1.0
Taxes, other than income	3.0	3.4
Interest	9.0	2.6
Insurance	4.2	4.2
Audit and tax fees	0.8	0.7
Warranty liability	0.6	0.6
Lease terminations	0.1	0.2
Other	3.6	1.9

Total accrued liabilities	$40.0	$29.7

8. Debt

Debt consists of the following:

	March 31, 2012	December 31, 2011
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$257.5	$227.7
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	226.3
Industrial Revenue Bonds (IRBs)	12.6	12.6
Capital lease and other obligations	1.8	2.0

Total debt	498.2	468.6
Less—current portion of debt	1.0	1.0

Total long-term portion of debt	$497.2	$467.6

The weighted average interest rates under the ABL facility for the three months ended March 31, 2012 and 2011 were 2.57% and 3.27%, respectively.

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

The ABL Credit Agreement provides for borrowings of up to $500.0 of Tranche A commitments and $35.0 of first-in last-out (“FILO”) Tranche A-1 commitments (which may be increased up to $750.0 at the option of Metals USA, including $35.0 under the FILO tranche)), under the 5-year, senior secured ABL facility that amended and restated Metals USA’s then-existing $625.0 senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

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

As of March 31, 2012, we had $463.8 of eligible collateral, $257.5 in outstanding advances, $24.2 in open letters of credit and $182.1 of additional borrowing capacity.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of March 31, 2012), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of March 31, 2012). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.47%, respectively, as of March 31, 2012.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5) and (B) the aggregate commitment. We do not have to maintain a minimum fixed charge coverage ratio (“FCCR”) as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of March 31, 2012, our FCCR was 2.87.

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

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized financing costs of $9.1 and $9.7 were included in other non-current assets as of March 31, 2012 and December 31, 2011, respectively.

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

As a result of the Merger, Metals USA assumed the obligations of Flag Acquisition including the Metals USA Notes. All domestic operating subsidiaries of Metals USA have agreed, jointly and severally with Flag Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and Indenture dated as of November 30, 2005 (the “Metals USA Notes Indenture” or the “Indenture”). Additionally, Flag Intermediate has unconditionally agreed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. As of March 31, 2012, $37.2 was available for general distribution under the restricted payment covenant contained in the Metals USA Notes Indenture.

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

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods) defaults based on (1) the failure to make payments under the Metals USA Notes Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all financial covenants as of March 31, 2012.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $2.6 and $2.8 were included in other non-current assets as of March 31, 2012 and December 31, 2011, respectively.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $4.0 and $2.9 as of March 31, 2012, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of March 31, 2012, the weighted average variable interest rate on the IRBs was 0.37%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all financial covenants as of March 31, 2012.

9. Stockholders’ Equity

Common Stock

In accordance with our amended and restated certificate of incorporation, we are authorized to issue 140,000,000 shares of common stock, $0.01 par value. At March 31, 2012 and December 31, 2011, 37,059,236 shares were issued and 37,058,507 shares were outstanding.

Preferred Stock

Also in accordance with our amended and restated certificate of incorporation, Metals USA Holdings is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value. At March 31, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding.

Additional Paid-In Capital

Changes to additional paid-in capital for the three months ended March 31, 2012 consist of $0.6 of stock-based compensation expense (See Note 10).

Retained Earnings

Changes to retained earnings for the three months ended March 31, 2012 consist of $16.3 of net income.

Accumulated Other Comprehensive Income

Changes to accumulated other comprehensive income for the three months ended March 31, 2012 consist of $0.1 of foreign currency translation adjustments.

Treasury Stock

At March 31, 2012 and December 31, 2011, 729 shares of the Company’s common stock were held as treasury stock at a cost of $15.01 per share. All such shares were used to satisfy applicable tax withholding obligations for certain participants upon vesting of restricted stock awards as described under “Restricted Stock” in Note 10 below.

10. Stock-Based Compensation

Total stock-based compensation expense recognized for the three months ended March 31, 2012 and 2011 was $0.6 and $0.4, respectively. Stock-based compensation expense is included in our condensed consolidated statements of operations and comprehensive income in selling, general and administrative expense.

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

Tranche A Options

As of March 31, 2012, Tranche A options for 401,232 shares were outstanding, 389,553 of which were exercisable. The weighted average exercise price of these options is $3.21 per share, with an aggregate intrinsic value of $4.5. The Tranche A options have a weighted average remaining contractual life of approximately 3.8 years. Compensation expense associated with the Tranche A options has been fully recognized as of March 31, 2012.

Tranche B Options

As of March 31, 2012, Tranche B options for 47,112 shares were outstanding, all of which were exercisable. The exercise price of these options is $2.30 per share, with an aggregate intrinsic value of $0.6. The Tranche B options have a weighted average remaining contractual life of approximately 3.7 years. Compensation expense associated with the Tranche B options has been fully recognized as of March 31, 2012.

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

September 2010 Grants

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

As of March 31, 2012, 616,775 of the options granted in September 2010 were outstanding, of which 163,100 were exercisable. The exercise price of these options is $13.17, with an aggregate intrinsic value of $0.8. As of March 31, 2012, these options had approximately $2.2 of total unrecognized compensation expense remaining to be amortized over a weighted average period of approximately 2.1 years, with a weighted average remaining contractual life of approximately 8.3 years.

January 2012 Grants

On January 1, 2012, pursuant to the 2010 Plan, 373,000 options to acquire the Company’s common stock were granted to certain members of our management and to members of our Board of Directors with an exercise price equal to the fair market value as of the date of the grant. The options granted to management have an estimated fair value of $6.05 per option, vest ratably over four years from the date of grant and have a contractual term of ten years. The options granted to the members of our Board of Directors have an estimated fair value of $5.50 per option, vest ratably over two years from the date of grant and also have a contractual term of ten years.

The fair value of the January 1, 2012 option awards was estimated on the date of grant using a Black-Scholes option valuation model using the following valuation assumptions:

Expected dividend yield	0%
Expected stock price volatility	64.2%
Risk free interest rate	0.89%
Expected life (in years)—management options	5.0
Expected life (in years)—Board of Director options	4.0
Exercise price	$11.25

As of March 31, 2012, the options granted in January 2012 had approximately $2.0 of total unrecognized compensation expense remaining to be amortized over a weighted average period of approximately 3.5 years, with a weighted average remaining contractual life of approximately 9.8 years.

Restricted Stock

September 2010 Grants

On September 13, 2010, pursuant to the 2010 Plan, 130,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years, while the awards granted to the members of our Board of Directors vest ratably over three years. The fair value of the restricted stock granted was $13.17 per share, determined based on the fair value of the Company’s common stock on the grant date. As of March 31, 2012, approximately $0.9 of total unrecognized compensation expense was expected to be recognized over a weighted average period of approximately 2.1 years.

January 2012 Grants

On January 1, 2012, pursuant to the 2010 Plan, 82,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years from the date of grant, while the awards granted to the members of our Board of Directors vest ratably over two years from the date of grant. The fair value of the restricted stock granted was $11.25 per share, determined based on the fair value of the Company’s common stock on the grant date. As of March 31, 2012, approximately $0.9 of total unrecognized compensation expense was expected to be recognized over a weighted average period of approximately 3.4 years.

11. Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes, adjusted for any items discrete to the quarter. The annual effective rate is based on the most recent annual forecast of pretax income, permanent book differences and tax credits. The Company’s overall effective tax rate for the three months ended March 31, 2012 and 2011, is 34.8% and 40.1%, respectively. The decrease in the tax rate in 2012 is primarily due to the impact of state taxes and permanent items on the respective levels of pre-tax book income.

As of March 31, 2012, our unrecognized tax benefits totaled $7.2. We believe it is reasonably possible that a decrease of up to $1.1 in the consolidated liability for unrecognized tax benefits related to settlements of federal and state tax uncertainties may occur within the next twelve months. In addition, we believe it is reasonably possible that approximately $1.5 of other remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized within the next twelve months as a result of a lapse of the statute of limitations. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $4.9 for the three months ended March 31, 2012.

We file numerous consolidated and separate income tax returns in the United States and Canada. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of March 31, 2012, the liability for uncertain tax positions includes interest and penalties of $2.7 of which $0.2 is included in our statement of operations and comprehensive income and impacted the Company’s overall effective income tax rate for the three months ended March 31, 2012.

12. Segment Information

The following tables show summarized financial information for our reportable segments. The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. The reconciliation of operating income to income before income taxes is shown within the condensed consolidated statements of operations and comprehensive income and therefore is not separately presented.

	Three Months Ended March 31,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2012:
Net sales	$210.3	$302.1	$16.1	$(3.2)	$525.3
Operating income (loss)	23.3	18.3	(1.8)	(5.6)	34.2
Capital expenditures	1.4	2.6	0.1	0.4	4.5
Depreciation and amortization(1)	2.3	2.9	0.5	0.1	5.8
2011:
Net sales	$190.2	$228.5	$16.2	$(2.6)	$432.3
Operating income (loss)	22.0	17.1	(1.8)	(7.5)	29.8
Capital expenditures	1.6	0.2	—	0.2	2.0
Depreciation and amortization(1)	2.3	2.2	0.6	0.2	5.3

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	March 31, 2012	December 31, 2011
Total Assets:
Plates and Shapes	$370.0	$357.1
Flat Rolled and Non-Ferrous	598.0	550.5
Building Products	39.5	39.5
Corporate and Other	36.3	37.7

Consolidated	$1,043.8	$984.8

Results for the three months ended March 31, 2012 include operating results from the Gregor acquisition from the date of the acquisition closing. Gregor contributed $0.6 of incremental sales and $0.1 of incremental operating income for the three months ended March 31, 2012. Acquisition-related costs for the three months ended March 31, 2012 amounted to approximately $0.4 and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at March 31, 2012 consist of letters of credit in the amount of $12.8 in conjunction with the IRBs (see Note 8) and other letters of credit aggregating $11.4 (total letters of credit of $24.2 at March 31, 2012). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. Our total withdrawal liability, including interest and amortization charges, amounted to approximately $5.9 and $6.0 as of March 31, 2012 and December 31, 2011, respectively.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material effect on our consolidated financial position, results of operations, cash flows or liquidity.

14. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, including the weighted average impact of any shares issued during the year. Diluted earnings per share calculations also include the dilutive effect of stock options and non-vested restricted stock.

The weighted average number of shares used to determine basic and diluted earnings per share was:

	Three Months Ended March 31,
	2012	2011
Weighted average shares outstanding—basic	37,058,507	37,024,842
Effect of dilution:
Stock options	281,627	283,747
Restricted stock	31,604	30,313

Weighted average shares outstanding—diluted	37,371,738	37,338,902

Antidilutive stock options and restricted stock excluded from calculation	989,775	632,000

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the three months ended March 31, 2012, approximately 97% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-users. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in multiple industries, including aerospace, automotive, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Industry Trends

Metals Service Centers

According to the World Steel Association, 2011 world crude steel production grew at a rate of approximately 5.1% over 2010. This upward trend is expected to continue in 2012. The U.S. steel capacity utilization ratio, currently at approximately 81%, remains below historical averages.

Steel prices are generally sensitive to changes in global and local demand, which are in turn governed by worldwide and country-specific economic conditions and available production capacity. Changes in raw material prices, namely iron ore and metallurgical coal, also influence steel selling prices. For metal service centers, margins are affected by the extent to which changes in raw material prices are passed through to selling prices, as well as the time lag between raw material price changes and steel selling price changes.

Global steel demand continues to improve gradually in line with the recovery of end user industries. Emerging and developing economies continue to drive growth while the recovery of steel demand in the developed world has been more moderate. We believe that in the absence of any unanticipated macroeconomic disruptions, no near term catalyst that would materially alter current price and demand trends is visible on the immediate horizon.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended March 31, 2012 Compared to March 31, 2011

	2012	%	2011	%
	(In millions, except percentages)
Net sales	$525.3	100.0%	$432.3	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	407.1	77.5%	329.7	76.3%
Operating and delivery	51.0	9.7%	41.1	9.5%
Selling, general and administrative	27.8	5.3%	26.8	6.2%
Depreciation and amortization	5.3	1.0%	4.8	1.1%
(Gain) loss on sale of assets	(0.1)	0.0%	0.1	0.0%

Operating income	34.2	6.5%	29.8	6.9%
Interest expense	9.2	1.8%	9.0	2.1%

Income before income taxes	25.0	4.8%	20.8	4.8%
Provision for income taxes	8.7	1.7%	8.4	1.9%

Net income	$16.3	3.1%	$12.4	2.9%

Net sales. Net sales increased $93.0 million, or 21.5%, from $432.3 million for the three months ended March 31, 2011 to $525.3 million for the three months ended March 31, 2012. The increase was primarily attributable to an 11.7% increase in average realized prices, in addition to a 9.5% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Net sales for our Building Products Group decreased $0.1 million for the first quarter of 2012 versus the first quarter of 2011. Results for the quarter ended March 31, 2012 include operating results from the Gregor acquisition, which closed on March 12, 2012. Gregor contributed $0.6 million of incremental sales and $0.1 million of incremental operating income for the three months ended March 31, 2012. In addition, results for the quarter ended March 31, 2012 include a full three months of results of operations from the Trident acquisition, which closed on March 11, 2011. Trident contributed $35.4 million of incremental sales and $0.2 million of incremental operating income for the three months ended March 31, 2012. Excluding the Gregor and Trident acquisitions, net sales increased $57.0 million, or 14.0%, for the quarter ended March 31, 2012 versus the same quarter of 2011, which primarily resulted from an 8.2% increase in shipments and a 5.4% increase in average realized prices.

Our improved year-over-year results were a consequence of gradual end market demand recovery, most notably in the automotive, energy and oilfield services, and lawn and garden equipment sectors, along with continued growth in industrial and heavy equipment production. In addition to the volume and price increases discussed above, the increase in net sales resulted from continued optimization of the Company’s product mix to better match demand in certain markets and to differentiate our products and services from competitors.

According to data from the Metals Service Center Institute, year-to-date actual shipments for the service center industry through March 2012 were up 7.2% over the same period of 2011. We expect sequential quarter demand trends to remain stable based on current end market dynamics and macroeconomic conditions.

Cost of sales. Cost of sales increased $77.4 million, or 23.5%, from $329.7 million for the three months ended March 31, 2011 to $407.1 million for the three months ended March 31, 2012. The increase was primarily attributable to a 13.5% increase in average cost per ton for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 9.5% increase in shipments. Cost of sales for our Building Products Group increased $0.3 million, or 2.5%. The Gregor and Trident acquisitions added a combined $26.5 million of incremental cost of sales for the quarter ended March 31, 2012. Excluding the Gregor and Trident acquisitions, shipments increased 8.2% and average cost per ton increased 7.5% over the same period of 2011. The increases were largely attributable to gradual end market demand recovery, and to a lesser extent, higher steelmaking raw material prices, which are a significant driver of steel price trends. Cost of sales as a percentage of net sales increased from 76.3% for the three months ended March 31, 2011 to 77.5% for the same period of 2012.

Operating and delivery. Operating and delivery expenses increased $9.9 million, or 24.1%, from $41.1 million for the three months ended March 31, 2011 to $51.0 million for the three months ended March 31, 2012. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $3.5 million and higher freight costs of approximately $1.0 million. In addition, Gregor and Trident added a combined $5.9 million of incremental operating and delivery expenses for the first quarter of 2012. As a percentage of net sales, operating and delivery expenses increased from 9.5% for the three months ended March 31, 2011 to 9.7% for the three months ended March 31, 2012.

Selling, general and administrative. Selling, general and administrative expenses increased $1.0 million, or 3.7%, from $26.8 million for three months ended March 31, 2011 to $27.8 million for the three months ended March 31, 2012. Higher salaries of approximately $1.8 million contributed to the period-over-period increase. Gregor and Trident added a combined $2.6 million of incremental selling, general and administrative expenses for the first quarter of 2012. As a percentage of net sales, selling, general and administrative expenses decreased from 6.2% for the three months ended March 31, 2011 to 5.3% for the three months ended March 31, 2012.

Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 10.4%, from $4.8 million for the three months ended March 31, 2011 to $5.3 million for the three months ended March 31, 2012. The increase is primarily attributable to increases in fixed assets resulting from our growth through acquisitions over the past year and from increased capital spending, as our investments in new equipment have grown in line with higher business activity levels. Net property and equipment as of March 31, 2012 was $250.3 million compared to $244.9 million as of March 31, 2011. As a percentage of net sales, depreciation and amortization expenses decreased from 1.1% for the three months ended March 31, 2011 to 1.0% for the three months ended March 31, 2012.

Operating income. Operating income increased $4.4 million, or 14.8%, from $29.8 million for the three months ended March 31, 2011 to $34.2 million for the three months ended March 31, 2012. The increase was primarily a result of the increase in net sales discussed above, in addition to the impact associated with the acquisitions of Gregor and Trident. As a percentage of net sales, operating income decreased from 6.9% for the three months ended March 31, 2011 to 6.5% for the three months ended March 31, 2012.

Interest expense. Interest expense increased $0.2 million, or 2.2%, from $9.0 million for the three months ended March 31, 2011 to $9.2 million for the three months ended March 31, 2012. The increase was due to higher borrowings and a higher average facility rate on the ABL facility. The weighted average outstanding balance on our ABL facility increased from $146.2 million for the three months ended March 31, 2011 to $252.7 million for the three months ended March 31, 2012. Borrowings under the ABL facility were used to fund the Gregor acquisition, in addition to higher working capital needs between the two periods.

Income taxes. Income tax expense for the three months ended March 31, 2012 was $8.7 million, resulting in an overall effective tax rate of 34.8%, compared to income tax expense of $8.4 million and overall effective tax rate of 40.1% for the three months ended March 31, 2011. Our effective tax rate differs from the federal statutory rate due to state taxes, certain valuation allowances on state and Canadian deferred tax assets, as well as provisions for uncertain tax positions.

Net income. Net income increased $3.9 million, or 31.5%, from $12.4 million for the three months ended March 31, 2011 to $16.3 million for the three months ended March 31, 2012. The variance was primarily due to the improved operating performance of our metal service center businesses resulting from increases in end market demand and metal prices, ongoing and permanent cost reductions over the last year, and improved returns resulting from aggressive working capital management.

Segment Results—Three Months Ended March 31, 2012 Compared to March 31, 2011

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
					Direct	Toll
	(in millions, except tons)
2012:
Plates and Shapes	$210.3	$187.0	$23.3	$1.4	161	4
Flat Rolled and Non-Ferrous	302.1	283.8	18.3	2.6	205	36
Building Products	16.1	17.9	(1.8)	0.1	—	—
Corporate and other	(3.2)	2.4	(5.6)	0.4	(3)	—

Total	$525.3	$491.1	$34.2	$4.5	363	40

2011:
Plates and Shapes	$190.2	$168.2	$22.0	$1.6	151	12
Flat Rolled and Non-Ferrous	228.5	211.4	17.1	0.2	174	33
Building Products	16.2	18.0	(1.8)	—	—	—
Corporate and other	(2.6)	4.9	(7.5)	0.2	(2)	—

Total	$432.3	$402.5	$29.8	$2.0	323	45

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $20.1 million, or 10.6%, from $190.2 million for the three months ended March 31, 2011 to $210.3 million for the three months ended March 31, 2012. The increase was primarily attributable to a 9.2% increase in average realized prices, in addition to a 1.2% increase in shipments for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Product demand for the Plates and Shapes Group is more transactional in nature and is typically associated with industries and end markets that show strength during later stages of economic cycles. We experienced strong demand from the defense and oilfield services end markets during the first quarter of 2012. Marine vessel end markets exhibited nominal growth in period-over-period comparisons. Non-residential construction activity has remained weak through the first quarter of 2012.

Operating costs and expenses increased $18.8 million, or 11.2%, from $168.2 million for the three months ended March 31, 2011 to $187.0 million for the three months ended March 31, 2012. The increase was primarily attributable to an 11.3% increase in average cost per ton, in addition to a 1.2% increase in shipments for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Operating costs and expenses as a percentage of net sales increased from 88.4% for the three months ended March 31, 2011 to 88.9% for the three months ended March 31, 2012.

Operating income increased $1.3 million, or 5.9%, from $22.0 million for the three months ended March 31, 2011 to $23.3 million for the three months ended March 31, 2012. The increase primarily resulted from the increase in net sales discussed above. Operating income as a percentage of net sales decreased from 11.6% for the three months ended March 31, 2011 to 11.1% for the three months ended March 31, 2012.

Flat Rolled and Non-Ferrous. Net sales increased $73.6 million, or 32.2%, from $228.5 million for the three months ended March 31, 2011 to $302.1 million for the three months ended March 31, 2012. Results for the quarter ended March 31, 2012 include $0.6 million of incremental sales from the Gregor acquisition and $35.4 million of incremental sales from the Trident acquisition. The remaining increase was primarily attributable to a 14.1% increase in shipments, in addition to a 2.7% increase in average realized prices for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Toll processed tonnage increased from 33,000 tons during the first quarter of 2011 to 36,000 tons during the first quarter of 2012. Sales of non-ferrous metals accounted for approximately 39% of the segment’s sales product mix for the first quarter of 2012, compared to approximately 37% for the first quarter of 2011. Our Flat Rolled and Non-Ferrous segment experienced strong demand in energy and oilfield services, heavy equipment, lawn and garden equipment, as well as the automotive sector during the first quarter of 2012.

Operating costs and expenses increased $72.4 million, or 34.2%, from $211.4 million for the three months ended March 31, 2011 to $283.8 million for the three months ended March 31, 2012. Gregor and Trident contributed a combined $35.7 million of incremental operating costs and expenses to the segment for the first quarter of 2012. The remaining increase was primarily attributable to a 14.1% increase in shipments, in addition to a 4.5% increase in average cost per ton for the first quarter of 2012 versus the same period of 2011. Operating costs and expenses as a percentage of net sales increased from 92.5% for the three months ended March 31, 2011 to 93.9% for the three months ended March 31, 2012.

Operating income increased by $1.2 million, or 7.0%, from $17.1 million for the three months ended March 31, 2011 to $18.3 million for the three months ended March 31, 2012. The increase was primarily attributable to the increase in volumes, combined with the increase in average realized prices discussed above. Gregor and Trident contributed a combined $0.3 million of incremental operating income for the three months ended March 31, 2012. Operating income as a percentage of net sales decreased from 7.5% for the three months ended March 31, 2011 to 6.1% for the same period of 2012.

Building Products. Net sales decreased $0.1 million from $16.2 million for the three months ended March 31, 2011 to $16.1 million for the three months ended March 31, 2012. This segment of our business continues to be affected by lower consumer spending on residential remodeling due to the effects of the economic recession. The correction in the residential construction market has contributed to declining home prices and increased volatility in home improvement spending.

Operating costs and expenses decreased $0.1 million, in line with the decrease in net sales, from $18.0 million for the three months ended March 31, 2011 to $17.9 million for the three months ended March 31, 2012. Operating costs and expenses as a percentage of net sales remained level between the two periods.

Operating loss was unchanged at $1.8 million for the three months ended March 31, 2012 compared to the same period of 2011. Operating loss as a percentage of net sales remained level between the two periods.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $1.9 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due primarily to lower professional fees, lower employee benefit costs, and lower expenses associated with incentive compensation.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Our borrowing availability fluctuates daily with changes in eligible accounts receivable and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. As of March 31, 2012, we had $463.8 million of eligible collateral, $257.5 million in outstanding advances, $24.2 million in open letters of credit and $182.1 million of additional borrowing capacity. As of March 31, 2012, we had $15.1 million of cash on hand.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. As of March 31, 2012, our debt consisted of $257.5 million of outstanding borrowings under the ABL facility, $226.3 million principal amount of the Metals USA Notes, IRBs with $12.6 million principal amount outstanding and $1.8 million of capital leases and other obligations. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $503.4 million at December 31, 2011 to $532.8 million at March 31, 2012.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early-payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, we can replace our inventory at lower cost and, thus, generally do not need to access the ABL facility as much to cover the cash flow cycle. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months. Additionally, we intend to look for value-added businesses that we can acquire at reasonable prices. We intend to use cash flows from operations and borrowing availability under the ABL facility to fund future acquisitions.

The following discussion of the principal sources and uses of cash should be read in conjunction with our condensed consolidated statements of cash flows included in our condensed consolidated financial statements for the three months ended March 31, 2012.

During the three months ended March 31, 2012, net cash used in operating activities was $5.0 million. During the first three months of 2012, our working capital increased as we experienced modestly increasing prices and stable end market demand. Increases of $31.9 million in our accounts receivable balance and $17.1 million in our inventory value were the primary contributors to operating cash outflows for the period. Accounts receivable increased due to higher net sales which were primarily driven by higher average realized prices for the metal we sell in addition to higher shipments versus the same period of the prior year. During the three months ended March 31, 2011, net cash used in operating activities was $46.4 million. This amount was primarily attributable to increases in accounts receivable and inventories. Changes in working capital during the first quarter of 2011 reflected accelerating demand in the industrial economy in line with cyclical recovery momentum. As a consequence, our working capital needs increased along with increasing demand and prices.

Net cash used in investing activities was $21.5 million for the three months ended March 31, 2012, and consisted of $17.0 million of acquisition costs for the Gregor acquisition, which closed on March 12, 2012, and capital expenditures of $4.5 million. Net cash used in investing activities was $90.7 million for the three months ended March 31, 2011, and consisted primarily of $88.8 million of cash paid for the Trident acquisition and capital expenditures of $2.0 million.

Net cash provided by financing activities was $29.5 million for the three months ended March 31, 2012, which consisted of net borrowings on the ABL facility of $29.8 million offset by $0.1 million of cash paid for loan financing costs and $0.2 million of debt repayments. Net cash provided by financing activities was $132.6 million for the three months ended March 31, 2011, which consisted of borrowings on the ABL facility of $133.4 million offset by $0.7 million of cash paid for loan financing costs and $0.1 million of debt repayments.

Covenant Compliance

Adjusted EBITDA

Adjusted EBITDA (as defined by the ABL Credit Agreement and the Metals USA Notes Indenture) is defined as EBITDA further adjusted to exclude certain non-cash and non-recurring items. Adjusted EBITDA is not a defined term under GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity.

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (1) the Adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. Should borrowing availability under the ABL facility fall below Minimum Availability, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of March 31, 2012, our borrowing availability under the ABL facility was $182.1 million. In addition, the FCCR is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of March 31, 2012, our FCCR was 2.87.

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

Pro Forma Adjusted EBITDA

Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA (as discussed above) with additions for the Adjusted EBITDA of recent acquisitions as though we owned those businesses for the twelve-month period ended March 31, 2012. Pro Forma Adjusted EBITDA, as defined in our debt agreements, is a non-GAAP measure used in the calculation of our Consolidated Total Debt Ratio, as defined by the Metals USA Notes Indenture. As of March 31, 2012, our Consolidated Total Debt Ratio was 2.94 based on a trailing twelve-month Pro Forma Adjusted EBITDA of $169.3 million.

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that may limit or prohibit the Company from taking certain corporate actions. As of March 31, 2012, we were not restricted under any of the negative covenants in our debt agreements.

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

Below is a reconciliation of net income to EBITDA, Adjusted EBITDA, Pro Forma Adjusted EBITDA, and net cash used in operating activities:

			Twelve Months Ended March 31,
	Three Months Ended March 31,
	2012	2011	2012
Net income	$16.3	$12.4	$68.5
Depreciation and amortization(1)	5.8	5.3	23.8
Interest expense	9.2	9.0	36.8
Provision for income taxes	8.7	8.4	34.2
Other (income) expense	—	—	0.1

EBITDA	40.0	35.1	163.4
Covenant defined adjustments:
Facilities closure and severance costs(2)	—	0.6	—
Non-cash employee benefit expense(3)	0.6	0.4	2.6
Acquisition expenses(4)	0.4	1.2	0.8

Adjusted EBITDA(5)	41.0	37.3	166.8
Pro forma acquisition adjustments(6)	—	—	2.5

Pro Forma Adjusted EBITDA(7)	41.0	37.3	169.3
Loss (gain) on sale of property and equipment	(0.1)	0.1	(0.2)
Provision for bad debts	0.6	0.7	2.8
Amortization of debt issuance costs	0.8	0.7	3.0
Deferred income taxes	0.1	3.4	12.1
Interest expense	(9.2)	(9.0)	(36.8)
Provision for income taxes	(8.7)	(8.4)	(34.2)
Other (income) expense	—	—	(1.0)
Facilities closure and severance costs	—	(0.6)	—
Acquisition expenses	(0.4)	(1.2)	(0.8)
Pro forma acquisition adjustments	—	—	(2.5)
Changes in assets and liabilities	(29.1)	(69.4)	(82.6)

Net cash (used in) provided by operating activities	$(5.0)	$(46.4)	$29.1

Net cash used in investing activities	$(21.5)	$(90.7)	$(40.4)

Net cash provided by financing activities	$29.5	$132.6	$14.3

Fixed charge coverage ratio numerator(5)	$120.0	$107.1	$120.0
Fixed charge coverage ratio denominator(5)	$41.8	$37.8	$41.8
Fixed charge coverage ratio(5)	2.87	2.83	2.87

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	Represents charges in the Plates and Shapes Group for severance costs and other facility closure costs incurred in the first quarter of 2011.
(3)	Primarily non-cash stock-based compensation expense.
(4)	Primarily related to the acquisition of Trident, which closed in March 2011, and Gregor, which closed in March 2012.
(5)	As defined by the ABL facility.
(6)	Represents adjustments for the Gregor acquisition as though we owned the business for the twelve-month period ended March 31, 2012.
(7)	Pro Forma Adjusted EBITDA, as defined in our credit agreements, which is used in the calculation of our Consolidated Total Debt Ratio, as defined in the Metals USA Notes Indenture.

Financing Activities

The ABL Facility

On December 17, 2010, Flag Intermediate, Metals USA, and certain subsidiaries of Metals USA entered into the ABL Credit Agreement. The ABL Credit Agreement provides for borrowings of up to $500.0 million of Tranche A commitments and $35.0 million of FILO Tranche A-1 commitments (which may be increased up to $750.0 million at the option of Metals USA, including $35.0 million under the FILO tranche)), under the 5-year, senior secured ABL facility that amended and restated Metals USA’s then-existing $625.0 million senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

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

As of March 31, 2012, we had $463.8 million of eligible collateral, $257.5 million in outstanding advances, $24.2 million in open letters of credit and $182.1 million of additional borrowing capacity. As of March 31, 2012, we had $15.1 million of cash on hand.

As of April 27, 2012, we had $460.0 million of eligible collateral, $272.8 million in outstanding advances, $24.0 million in open letters of credit and $163.2 million of additional borrowing capacity. As of April 27, 2012, we had approximately $13.9 million of cash.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of March 31, 2012), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of March 31, 2012). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.47%, respectively, as of March 31, 2012.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions or asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 million and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5 million) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the Minimum Availability, defined as the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment. We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of March 31, 2012, our FCCR was 2.87. We were in compliance with all covenants as of March 31, 2012.

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

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure period thresholds) defaults based on (1) the failure to make payments under the Metals USA Notes Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of March 31, 2012.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 million on May 1, 2023. The Jeffersonville IRB had principal amounts outstanding of $4.0 million and $2.9 million as of March 31, 2012, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of March 31, 2012, the weighted average variable interest rate on the IRBs was 0.37%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all covenants as of March 31, 2012.

Restricted Payments

Both the ABL Credit Agreement and the Metals USA Notes Indenture contain restrictions as to the payment of dividends. Under the ABL Credit Agreement, general distributions are unlimited if the FCCR is at least 1.1:1.0 and availability (including a 30 day lookback) exceeds the greater of (i) $50.0 million and (ii) 15% of the lesser of the borrowing base (not to exceed $75.0 million) and the aggregate commitments. As of March 31, 2012, our FCCR as defined in the ABL Credit Agreement was 2.87, and our borrowing availability was $182.1 million.

As of March 31, 2012, $37.2 million was available for general distribution under the restricted payment covenant contained in the Metals USA Notes Indenture. As of March 31, 2012, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $237.5 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed as of March 31, 2012.

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

Inventories

As of March 31, 2012 we had inventories of $420.4 million. Inventories are stated at the lower of cost or market (“LCM”). Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in, first-out method of accounting. Under the LCM concept, the Company is required to recognize an additional expense in cost of sales in the current period for any inventory whose replacement cost has declined below its carrying cost.

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

We test for impairment of goodwill by first making a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed to the two-step approach as prescribed in Accounting Standards Codification (“ASC”) Topic 350—“Intangibles—Goodwill and Other” (“ASC 350”). The first step of the impairment test compares the fair value of a reporting unit with its carrying value including assigned goodwill. The second step of the impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, we compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 which amends some of the guidance in ASC Topic 220 “Comprehensive Income” regarding how companies must present comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either a single statement or two separate statements. A single statement would contain the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for all comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for all comprehensive income. The ASU is intended to increase the prominence of other comprehensive income in financial statements and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-05 are to be applied retrospectively. For public entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company has adopted ASU 2011-05 within its condensed consolidated financial statements for the quarter ended March 31, 2012. ASU 2011-05 impacts presentation only and has no effect on the Company’s financial condition, results of operations, or cash flows.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of March 31, 2012, outstanding borrowings under the ABL facility were $257.5 million. Based on the weighted average borrowings outstanding on the ABL facility during the three months ended March 31, 2012, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $0.6 million for the period.

At March 31, 2012, $226.3 million aggregate principal amount of Metals USA Notes were outstanding with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At March 31, 2012, the Metals USA Notes were traded at approximately 103.75% of face value, based on quoted market prices.

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

We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal controls over financial reporting or in other factors that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure related to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Limitations Upon the Payment of Dividends

Both the ABL Credit Agreement and the Metals USA Notes Indenture contain restrictions as to the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restricted Payments” for further discussion of these restrictive covenants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated May 9, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated May 9, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated May 9, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated May 9, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METALS USA HOLDINGS CORP.

Date: May 9, 2012	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer