Form 10-K
period 2012-12-31
METALS USA HOLDINGS CORP.
filed 2013-03-15
CIK 1362491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2012, was approximately $182,600,000. As of March 8, 2013, 37,310,116 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including Item 1. “Business,” Item 1A. “Risk Factors,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	our projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds for 2013;

•	our expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions; and

•	our ability to compete effectively for market share with industry participants.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the satisfaction of the conditions to consummate our acquisition by Reliance Steel & Aluminum Co., including, among other things:

•	the failure to receive, on a timely basis or otherwise, the required approval by our stockholders;

•	the risk that a condition precedent to closing of the proposed transaction may not be satisfied;

•	Metals USA’s and Reliance Steel & Aluminum Co.’s ability to consummate the merger;

•	the non-occurrence of any event, change or other circumstance that could give rise to the termination of the merger transaction;

•	operating costs and business disruption as a result of the transaction with Reliance Steel & Aluminum Co. may be greater than expected;

•

the ability of Metals USA to retain and hire key personnel and maintain relationships with providers other business partners pending the consummation of the transaction with Reliance Steel & Aluminum Co.; and

•	the outcome of any legal proceedings that have been or may be instituted against Metals USA and/or others relating to the transaction with Reliance Steel & Aluminum Co.;

•	supply, demand, prices and other market conditions for steel and other commodities;

•	the timing and extent of changes in commodity prices;

•	the effects of competition in our business lines;

•	the condition of the steel and metal markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	the ability of our counterparties to satisfy their financial commitments;

•	tariffs and other government regulations relating to our products and services;

•	adverse developments in our relationship with both our key employees and unionized employees;

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

PART I

Item 1. Business

History

Metals USA Holdings Corp. is a corporation formed under the laws of the state of Delaware (“Metals USA Holdings”). Metals USA Holdings and its wholly owned subsidiaries, Flag Intermediate Holdings Corporation (“Flag Intermediate”) and Metals USA, Inc. (“Metals USA”), and the wholly owned subsidiaries of Metals USA, are referred to collectively herein as the “Company.”

On May 18, 2005, Metals USA Holdings and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Flag Merger Agreement”) with Metals USA. On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate, merged with and into Metals USA, with Metals USA being the surviving corporation. Flag Intermediate and Flag Acquisition conducted no operations during the period from May 9, 2005 (date of inception) to November 30, 2005. As a result, all of Metals USA’s issued and outstanding common stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Metals USA Holdings was formed by investment funds associated with Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities, “Apollo”). The acquisition of Metals USA by Apollo is referred to in this Form 10-K as the “Apollo Merger.”

On April 14, 2010, Metals USA Holdings completed its initial public offering of 11,426,315 shares of its common stock at $21.00 per share (the “IPO”), as described in the Company’s Registration Statement on Form S-1, as amended (File No. 333-150999). Subsequent to the IPO, Apollo owned approximately 64% of the capital stock of Metals USA Holdings.

On August 14, 2012, Apollo completed the sale of 4,000,000 shares of our Company common stock, pursuant to the terms of an underwriting agreement by and among the Company and several underwriters, as described more fully in a Form 8-K filed by the Company on August 14, 2012, at a price of $14.08625 per share. The offering was made pursuant to the Company’s shelf registration statement on Form S-3, as amended (File No. 333-180102). Subsequent to the secondary offering, Apollo owns approximately 53% of the capital stock of Metals USA Holdings.

Proposed Acquisition by Reliance Steel & Aluminum Co.

On February 6, 2013, Metals USA Holdings, Reliance Steel & Aluminum Co. (“Reliance”) and RSAC Acquisition Corp. (a wholly-owned subsidiary of Reliance (“Merger Sub”)), entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Reliance has agreed to acquire Metals USA Holdings. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Merger Sub will be merged with and into Metals USA Holdings (the “Merger”), with Metals USA Holdings surviving as a wholly-owned subsidiary of Reliance.

At the effective time of the Merger, each outstanding share of Metals USA Holdings common stock (other than dissenting shares, treasury shares, shares owned by Reliance and its subsidiaries and shares owned by any subsidiary of Metals USA Holdings) will be cancelled and converted into the right to receive $20.65 in cash, without interest. Also at the effective time of the Merger, each option to acquire common stock granted under any Metals USA Holdings equity incentive plan, whether vested or unvested, that is outstanding will become fully vested and be converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of $20.65 over the per share exercise price of the option multiplied by (ii) the total number of shares of common stock subject to the option. Each share of restricted stock granted under any Metals USA Holdings equity incentive plan, whether vested or unvested, will be cancelled and converted into the right to receive $20.65 per share in cash.

The parties’ obligations to complete the Merger are conditioned upon customary closing conditions, including the approval of the Merger and the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Metals USA Holdings common stock and the expiration or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act waiting period. The Merger is not conditioned upon Reliance’s receipt of financing. The Merger Agreement contains customary representations, warranties and covenants by each of Reliance and Metals USA Holdings.

Additional information about the Merger and the terms of the Merger Agreement can be found in the Current Report on Form 8-K filed by the Company under Item 1.01 of that Form 8-K on February 7, 2013, including the full text of the Merger Agreement filed as exhibit 2.1 to that Form 8-K and incorporated by reference therein. Also, on March 11, 2013, we filed with the Securities and Exchange Commission (“SEC”) the definitive proxy statement regarding the proposed Merger and related matters. Investors and security holders are urged to read the definitive proxy statement and other documents relating to the Merger because they contain important information. Investors and security holders may obtain a free copy of the definitive proxy statement and other documents that we file with the SEC from the SEC’s website at www.sec.gov and our website at www.metalsusa.com. In addition, the definitive proxy statement and other documents filed by us with the SEC may be obtained from us free of charge by directing a request to Metals USA Holdings Corp., Corporate Secretary, 2400 E. Commercial Blvd., Suite 905, Fort Lauderdale, Florida 33308, telephone: (954) 202-4000.

Overview

As one of the largest metal service center businesses in the United States, we believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum, red metals, manufactured metal components and inventory management services. According to Metal Center News, Metals USA is ranked number eight among service centers in North America based on 2011 revenues. We believe that we serve an important function as an intermediary between primary metal producers that generally sell large volumes in limited sizes and configurations and end-users that generally require more services and smaller quantities of customized products. Operating 48 metal service centers in the United States, we sold more than 1,550 thousand tons of metal products in 2012. We sell our products and services to a diverse customer base and broad range of end-user markets, including the aerospace, automotive industry manufacturing, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services industries, among several others, throughout the United States. We strive to earn a margin over the cost of metal. Management’s strategy, manifested through organic growth initiatives and our acquisitions of metal service center businesses, focuses on maximizing the margin we earn over the cost of metal by offering additional value-added processing services and diversifying our product mix. We believe our growth and acquisition strategy, in combination with management’s demonstrated ability to manage metal purchasing and inventories to consistently meet our customers’ high expectations for service and reliability, serves as a foundation for future revenue growth and stable operating profit per ton through the economic cycle.

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

Growth Through Acquisitions

Strategic acquisitions of metal service center businesses that complement our overall product and service base have been an important element to our growth strategy. The following acquisitions occurred over the last seven years.

In May 2006, we acquired Port City Metal Services (“Port City”) in Tulsa, Oklahoma. Port City increased our plate processing capabilities to customers serving the oil field, construction equipment and refining industries.

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

In March 2011, we completed the acquisition of The Richardson Trident Company (“Trident”). Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. Trident operates under The Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston and Odessa, Texas; Tulsa, Oklahoma; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia.

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

In March 2012, we completed the acquisition of Gregor Technologies LLC and an affiliated company (“Gregor”). Gregor provides custom-crafted parts and assemblies to OEMs in several end markets, including industrial equipment, manufacturing, scientific instruments, electronics, aerospace, homeland security and defense. We believe the acquisition will broaden our participation in both new and existing end markets with Gregor’s value-added processing and service offerings.

Products and Services, Markets and Industry Information

The Company’s businesses are managed on a decentralized basis operating in business segments based on product groups. We believe this product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies and focused capital investment. Operational activities and policies are managed by corporate officers and key product group executives who, on average, have over 30 years of experience and are supported by finance, purchasing and sales and marketing staff. For additional business segment information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment,” and Note 13 to our consolidated financial statements for the year ended December 31, 2012 included elsewhere in this report.

Metal Processing/Metal Service Center Businesses: Plates and Shapes and Flat Rolled and Non-Ferrous Groups

Industry Overview. Companies operating in the metals industry can generally be characterized as primary metal producers, metal processors/metal service centers or end-users. Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are metal processors/metal service centers. As such, we purchase carbon steel, stainless steel, aluminum, brass, copper and other metals from producing mills and then sell our metal processing services and the metal to our customers, who are generally end-users. We believe that both primary metal producers and end-users increasingly seek to have their metal processing and inventory management requirements met by value-added oriented metal processors/metal service centers like us.

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

In our Plates and Shapes and Flat Rolled and Non-Ferrous Groups, we engage in pre-production processing of carbon steel, stainless steel, red metals and aluminum. We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment. The Plates and Shapes and Flat Rolled and Non-Ferrous Groups contributed approximately 96% of our 2012 net sales.

Metal service centers and processors purchase approximately 35% of all the metals used in the U.S. and Canada and play an important intermediary role between the production mills and the end-users. Over the last several years primary metal producers have consolidated and focused on optimizing the throughput and operating efficiencies of their production facilities. We believe this consolidation among primary steel and aluminum producers over the last several years has expanded the demand for metal distribution and service centers, and in particular those service centers capable of providing additional value-added metal processing and inventory management services. Over 300,000 end-users nationwide rely on metal service centers for their primary supply of metal products and services. End-users generally buy metal products and services from metal service centers on a margin over the cost of the metal. When customers require additional processing or inventory management services, value-added metal service centers such as ours earn an additional margin over the cost of metal.

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

We believe that long-term growth opportunities for metal service centers will continue to expand as both primary metal producers and end-users increasingly seek to have their metal processing and inventory management requirements met by value-added metal service centers. Although the service center industry remains fragmented with approximately 1,200 companies competing in North America, we believe larger service center businesses with greater scale and financial flexibility, like ours, enjoy significant advantages over smaller companies such as the ability to obtain higher discounts associated with volume purchases, a greater breadth of products and value-added services to meet the diverse needs of key end-use markets, and the more sophisticated logistics capabilities necessary to serve national accounts.

Plates and Shapes Group. The Plates and Shapes Group processes and sells steel plates and structural beams, bars, angles and tubes. We believe we are one of the largest distributors of steel plates and structural beams in the United States. In 2012, we sold approximately 634 thousand tons of products through 19 metal service centers located primarily in the southern and eastern regions of the United States. Our metal service centers are generally equipped to provide additional value-added processing, and a substantial portion of our volume is processed prior to being delivered to the end-user. These processing services include burning, blasting and painting (the cleaning of steel plate by shot-blasting, then immediately applying a paint or primer), tee-splitting (the cutting of metal beams along the length to form separate pieces), cambering (the bending of structural shapes to improve load-bearing capabilities), leveling (the flattening of metals to uniform tolerances for proper machining), cutting, sawing, punching, drilling, beveling, surface grinding, braking (bending), shearing and cutting-to-length (the cutting of metals into pieces and along the width of a coil to create sheets or plates). We sell our products to a diversified customer base, including a large number of small customers who purchase products in small order sizes. We believe our disciplined management and hands-on service, backed by our national network of metal service centers, enables us to effectively meet our customers’ varied product and inventory management needs.

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

Flat Rolled and Non-Ferrous Group. The Flat Rolled and Non-Ferrous Group processes and sells flat rolled carbon and stainless steel, aluminum, brass and copper in a number of alloy grades and sizes through 29 metal service centers located primarily in the mid-western and southern regions of the United States. We sold approximately 930 thousand tons of these products in 2012, with our revenues split approximately 61% and 39% between ferrous products and non-ferrous products, respectively. Substantially all of the products from this group that are sold undergo value-added processing prior to shipment to our customers. These processing services include precision blanking (the cutting of metal into precise two-dimensional shapes), slitting (the cutting of coiled metals to specified widths along the length of the coil), shearing and cutting-to-length, punching and leveling.

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

Over the last several years, we added five businesses to our Flat Rolled and Non-Ferrous portfolio through acquisitions. In July 2007, we acquired Lynch Metals, a metal service center business that provides specialized aluminum products primarily to the aerospace, industrial and automotive industries. In June 2010, we acquired J. Rubin, expanding the scope of our product lines, services and geographic footprint in the upper Midwest, in addition to allowing us to enhance our cross-selling opportunities in existing markets. In December 2010, we acquired ORMS, a metal service center with distinctive processing and service capabilities and a strategic location in an existing Midwest market. In March 2011, we acquired Trident, a wholesale distributor of metals, plastics and electronic parts with fabricating capabilities designed to service the oil and gas industry. In March 2012, we completed the acquisition of Gregor, a provider of custom-crafted parts and assemblies to OEMs in several end markets, including industrial equipment, manufacturing, scientific instruments, electronics, aerospace, homeland security and defense.

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

Net sales by product line as a percentage of total sales for our metal service center businesses for each of the three years ended December 31, 2012, 2011, and 2010 were as follows:

	Twelve Months Ended
	December 31,
	2012	2011	2010

Carbon Flat Rolled Products	33.9%	34.7%	35.1%
Mini Mill Products	11.4%	10.5%	11.2%
Non-Ferrous Products	24.7%	24.4%	21.9%
Plate Products	17.3%	17.6%	18.1%
Structural Products	12.7%	12.8%	13.7%

	100.0%	100.0%	100.0%

Value-Added Processing Services. Primary producers typically find it more cost effective to focus on large volume production and sale of metals in standard sizes and configurations to large volume purchasers. We process the metals to the precise length, width, shape and surface quality specified by our customers. Our value-added processes include:

•	Precision blanking—the cutting of metal into precise two-dimensional shapes.

•	Flame cutting—the cutting of metals to produce various shapes according to customer-supplied drawings.

•	Laser and plasma cutting—the cutting of metals to produce shapes under strict tolerance requirements.

•	Slitting—the cutting of coiled metals to specified widths along the length of the coil.

•	Blasting and painting—the cleaning of steel plate by shot-blasting, then immediately applying a paint or primer.

•	Plate forming and rolling—the forming and bending of plates to cylindrical or required specifications.

•	Shearing and cutting to length—the cutting of metals into pieces and along the width of a coil to create sheets or plates.

•	Tee-splitting—the cutting of metal beams along the length to form separate pieces.

•	Cambering—the bending of structural shapes to improve load-bearing capabilities.

•	Sawing—the cutting to length of bars, tubular goods and beams.

•	Leveling—the flattening of metals to uniform tolerances for proper machining.

•	Edge trimming—the removal of a specified portion of the outside edges of coiled metal to produce uniform widths and round or smooth edges.

•	Metallurgy—the analysis and testing of the physical and chemical composition of metals.

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

We have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer-approved quality standards, inspection criteria and metals source traceability. 29 of our 48 metal service center facilities have International Standards for Organization, or “ISO,” certification.

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

Strategy

Subject to our proposed acquisition by Reliance, our mission is to increase our position as one of the nation’s leading integrated metal processors and distributors, recognized for best in class customer service and optimal inventory management to meet customer demands, and to ensure strategic use of capital resources, continuing to strengthen the relationships we have with our suppliers, while constantly renewing our focus on safety, growth and profitability. Execution of the following strategies is critical to our success:

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

•

Execute Strategic Acquisitions to Improve Our Business. The Merger Agreement with Reliance contains operating covenants that restrict our ability to engage in acquisitions. However, if the Merger with Reliance is not completed, we expect we would continue to pursue acquisitions. Historically, we have generally targeted one to two “bolt-on” acquisitions per year that would enhance our metal service center strategy. Should we pursue acquisitions in the future, we believe that we remain well positioned to take advantage of acquisition opportunities in the fragmented service center industry because of our flexible capital structure.

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

Nearly all sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 5% of our net sales in each of the last three years. Our ten largest customers represented less than approximately 14% of our net sales in 2012. For the year ended December 31, 2012, the average transaction size for our metal service centers was approximately $3,255. We have sought to enhance our position in stable growth industries that demand additional value-added services and reduce our exposure to more cyclical sectors. Through our organic growth and acquisitions, we have capitalized on opportunities to augment our existing product and service portfolio with high value-added products such as aluminum brazing sheet, armor plate, marine grade aluminum plate, and pressure vessel plate to service the aerospace, marine, defense, and oil and gas industries. Our broad portfolio of high-quality metal products and customized value-added services allows us to offer one-stop shopping to our customers. We believe the breadth of our portfolio provides a significant competitive advantage over smaller metal service centers, which generally stock fewer products and offer fewer services than we do.

Competition

The metals distribution industry is highly fragmented and competitive. Service centers compete with each other on price, service, quality and availability of products. Markets are generally oriented on a regional and local basis. We have numerous competitors in each of our product lines and geographic locations. In every market we service we compete with various combinations of other large, value-added oriented metal processors/metal service centers some of which may have greater financial resources than we have, smaller metal processors/metal service centers and, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals.

Our sales and services decisions are decentralized, providing local management the flexibility to quickly address local market conditions. Historically, we believe we have been able to compete effectively because of our high level of service, broad-based inventory, knowledgeable and trained sales force, integrated computer systems, modern equipment, numerous locations, geographic dispersion, operational economies of scale and combined purchasing volume. Furthermore, we believe our liquidity and overall financial position affords us a good platform with which to compete with our peers in the industry.

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

Employees

As of December 31, 2012, we employed approximately 2,550 persons. As of December 31, 2012, approximately 180, or approximately 7% of our employees, at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; and the International Brotherhood of Teamsters. Our relationship with these unions generally has been satisfactory. Within the last five years, we have not experienced any work stoppages at any of our facilities. We are currently a party to seven collective-bargaining agreements. Six expire in 2013 and one expires in 2014. Presently, we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we expect to succeed in negotiating new collective bargaining agreements with respect to the agreements that expire in 2013 and 2014.

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

Financial Information About Segments

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 13 to our consolidated financial statements for the year ended December 31, 2012.

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

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with the Company, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended. The Annual Report on Form 10-K for the year ended December 31, 2012, filed by LyondellBasell with the SEC on February 12, 2013, contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries). The disclosure set forth below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.

“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.

As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.

Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.

In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.

We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

Communication with the Company

The Company’s required Securities and Exchange Act filings such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website, www.metalsusa.com, as soon as reasonably practicable after they have been filed with or furnished to the SEC. All of these materials are located at the “Investor Relations” link. They can also be obtained free of charge upon request to the Company’s principal address: Metals USA Holdings Corp., 2400 E. Commercial Blvd., Suite 905, Fort Lauderdale, Florida 33308.

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

Risks Related to Our Potential Acquisition by Reliance

The announcement and pendency of our acquisition by Reliance could adversely affect our business, financial results and operations.

The announcement and pendency of the proposed acquisition could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. In particular, we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed acquisition. We could potentially lose customers or suppliers, or contracts could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources in an effort to complete the acquisition, which could adversely affect our business and results of operations.

We are also subject to restrictions contained in the Merger Agreement on the conduct of our business prior to the consummation of the Merger, including restrictions on our ability to acquire other businesses, amend our organizational documents, and incur indebtedness. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.

The failure by Reliance to complete its acquisition of us could adversely affect our business and the market price of our common stock and could result in substantial termination costs.

There is no assurance that completion of the acquisition by Reliance or any other transaction will occur. Consummation of the Merger is subject to various conditions, including the approval of the Merger Agreement and the Merger by the holders of a majority of our outstanding shares of common stock, and certain other customary conditions, including the absence of laws or judgments prohibiting or restraining the Merger. Failure to complete the Merger could adversely affect the price of our common stock. We will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. The Merger Agreement contains certain other termination rights for both us and Reliance, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be obligated to pay Reliance a termination fee. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

Risks Related to Business and Financial Structure

The following discussion of risks are qualified in their entirety by impact that the potential acquisition by Reliance may have on our existing business and financial structure.

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

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts. As a result, when metal prices are rising, we tend to draw more on our $500 million amended and restated senior secured asset-based credit facility due 2016 (the “ABL facility”) to cover the cash flow cycle from our raw material purchases to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities. Our liquidity is thus adversely affected by rising metal prices. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating and Investing Activities.”

Our operating results and liquidity could be negatively affected during economic downturns because the demand for our products is cyclical.

Many of our products are used in businesses that are, to varying degrees, cyclical and have historically experienced periodic downturns due to economic conditions, energy prices, consumer demand and other factors beyond our control. These economic and industry downturns have been characterized by diminished product demand, excess capacity and, in some cases, lower average selling prices for our products. Economic downturns and uncertainty about current global economic conditions pose risks as businesses in one or more of the markets that we serve, or consumers in one or more of the end-use markets that our customers serve, may postpone purchases in response to tighter credit, negative financial news and/or declines in asset values, which could have a material adverse effect on the demand for our products and services and on our financial condition, results of operations or cash flows. Additionally, as an increasing amount of our customers relocate their manufacturing facilities outside of the United States, we may not be able to maintain our level of sales to those customers.

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

We use a variety of metals in our business. Our operations depend upon obtaining adequate supplies of metal on a timely basis. We purchase most of our metal from a limited number of metal suppliers. As of December 31, 2012, our top four metals suppliers represented a significant portion of our total metal purchasing cost. Termination of our relationship with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations or cash flows if we were unable to obtain metal from other sources in a timely manner.

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

We are engaged in a highly fragmented and competitive industry. We compete with a large number of other value-added oriented metal processors/metal service centers on a regional and local basis, some of which may have greater financial resources than we have. Service centers compete with each other on price, service, quality and availability of products. According to Metal Center

News, Metals USA is ranked number eight among service centers in North America based on 2011 revenues. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Because price, particularly in the ferrous flat rolled business, is a competitive factor, we may be required in the future to reduce sales volumes to maintain our level of profitability. Increased competition in any of our businesses could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our ability to retain our key employees is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and cash flows.

We are dependent on the services of certain members of our senior management team to remain competitive in our industry. We may not be able to retain or replace one or more of these key employees, we may suffer an extended interruption in one or more of their services or we may lose the services of one or more of these key employees entirely. Our current key employees are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. We do not maintain any life insurance policies for our key employees. If any of our key employees were not able to dedicate adequate time to our business, due to personal or other factors, if we lose or suffer an extended interruption in the services of any of our key employees or if any of our key employees were to terminate their employment it could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

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

Our operations are subject to extensive regulations governing waste disposal, air and water emissions, the handling of hazardous substances, remediation, workplace exposure and other environmental matters. Some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed for clean up under CERCLA. CERCLA established joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials. The costs of clean-ups to date have not been material. It is possible that we could be notified of such claims in the future. It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial costs related to such claims, which could decrease our net cash flows and adversely affect our profitability. For more information, see “Business—Government Regulation and Environmental Matters.”

Adverse developments in our relationship with our unionized employees could adversely affect our business.

As of December 31, 2012, approximately 180 of our employees (approximately 7%) at various sites were members of unions. We are currently a party to seven collective-bargaining agreements. Six expire in 2013 and one expires in 2014. Presently we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. However, no assurances can be given that we will succeed in negotiating new collective-bargaining agreements to replace the expiring ones without a strike. Any strikes in the future could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Business—Employees” for a discussion of our previous negotiations of collective-bargaining agreements.

Our ability to pursue our historical acquisition strategy is restricted by the terms of the Merger Agreement with Reliance. To the extent we continue to pursue our acquisition strategy, we may not successfully implement our strategy, and acquisitions that we pursue may  present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance.

The Merger Agreement with Reliance contains operating covenants that restrict our ability to engage in acquisitions. However, if the Merger with Reliance is not completed, we expect to continue to pursue acquisitions. Historically, we generally have targeted one to two “bolt-on” acquisitions per year to enhance our metal service center strategy. To the extent we continue to pursue acquisitions in the future, we may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, they may be larger than our historical targets. The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could affect our growth or result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions. To finance an acquisition, we may incur debt or issue equity, both of which could be materially greater amounts than in connection with prior acquisitions. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our historical acquisition strategy which could have an adverse effect on our business, financial condition, results of operations and cash flows, include:

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

As a result of the foregoing, to the extent we pursue our historical acquisition strategy, our strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions.

Metals USA Holdings is a holding company and relies on dividends and other payments, advances and transfers of funds from its subsidiaries to meet its dividend and other obligations.

Metals USA Holdings has no direct operations and derives all of its cash flow from its subsidiaries. Because Metals USA Holdings conducts its operations through its subsidiaries, Metals USA Holdings depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in the ABL facility, the agreement governing Metals USA’s Senior Secured Term Loan Due 2019 (the “Term Loan”) (the “Term Loan Agreement”) and other agreements governing current and future indebtedness of Metals USA Holdings’ subsidiaries, as well as the financial condition and operating requirements of Metals USA Holdings’ subsidiaries, currently limit and may, in the future, limit Metals USA Holdings’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Metals USA Holdings’ subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Metals USA Holdings to pay any dividends on our common stock.

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

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. The Term Loan, the ABL facility and our other outstanding indebtedness accounted for significant cash interest expenses in fiscal 2012 and the same is expected in subsequent years. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing; however, this insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness.

Our use of leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2012, our total indebtedness was $451.6 million. We also had an additional $194.3 million available for borrowing under the ABL facility as of that date.

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

The ABL facility and the Term Loan Agreement contain various covenants that limit or prohibit our ability, among other things, to:

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

Among other exceptions to these covenants, the Term Loan Agreement includes a $15.0 million annual dividend basket in order to permit the distribution of funds by Flag Intermediate and Metals USA to Metals USA Holdings for the payment of the Company’s previously announced regular quarterly dividend on the Company’s common stock, subject to declaration by the Company’s Board of Directors.

As of December 31, 2012, our fixed charge coverage ratio (“FCCR”), as defined by the loan and security agreement governing the ABL facility, was 2.44. As of December 31, 2012 we had $194.3 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. We do not have to maintain a minimum FCCR as long as our borrowing availability under the ABL facility is greater than or equal to the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability.

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that limit or prohibit the Company from taking certain corporate actions. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance.”

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

Upon the occurrence of an event of default under the ABL facility, the lenders could elect to declare all amounts outstanding under the ABL facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the ABL facility could proceed against the collateral granted to them to secure the ABL facility on a first-priority lien basis. If the lenders under the ABL facility accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not have sufficient assets to repay the Term Loan upon acceleration.

For a more detailed description on the limitations on our ability to incur additional indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities.”

Despite our current indebtedness, we may still be able to incur significantly more indebtedness which could have a material adverse effect on our business, financial condition or results of operations.

The terms of the Term Loan Agreement and the ABL facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. As of December 31, 2012, we had approximately $194.3 million available for additional borrowing under the ABL facility, including the subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. Additional leverage could have a material adverse effect on our business, financial condition or results of operations and could increase the risks described in “—Our use of leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness,” “—Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows” and “—Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.”

Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

Our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2012, we had approximately $451.3 million of floating rate debt under the ABL facility, the Term Loan and our Industrial Revenue Bonds (“IRBs”). We also had an additional $194.3 million available for borrowing under the ABL facility as of December 31, 2012. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our fiscal 2012 interest expense under the ABL facility and the IRBs by approximately $4.5 million. We use derivative financial instruments to manage a portion of the potential impact of our interest rate risk. As of December 31, 2012, we had $3.9 million of IRBs that were hedged under interest rate swap agreements. To some extent, derivative financial instruments can protect against increases in interest rates, but they do not provide complete protection over the longer term. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are presently controlled by Apollo and its affiliates, and their interests as equity holders may conflict with yours.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, we operated 19 metal service centers in the Plates and Shapes Group and 29 metal service centers in the Flat Rolled and Non-Ferrous Group. These facilities use various metals processing and materials handling machinery and equipment. As of the same date, our Building Products Group operated four manufacturing plants where we process metals into various building products and 12 sales centers.

Many of our facilities are capable of being used at higher capacities, if necessary. We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years. Our metal service center facilities, Building Products sales centers and manufacturing plants, and administrative offices are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2012

	Location	Square Footage	Owned/ Leased
Plates and Shapes Group:
	Mobile, Alabama	246,000	Owned
	Jacksonville, Florida	60,000	Owned
	Oakwood, Georgia	206,000	Owned
	Waggaman, Louisiana	371,000	Owned
	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Columbus, Mississippi	45,000	Owned
	Newark, New Jersey	81,000	Owned
	Greensboro, North Carolina	180,000	Owned
	Canton, Ohio	110,000	Owned
	Enid, Oklahoma	112,000	Owned
	Muskogee, Oklahoma (1)	229,000	Owned
	Tulsa, Oklahoma	553,000	Leased
	Ambridge, Pennsylvania	232,000	Leased
	Langhorne, Pennsylvania	235,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	Philadelphia, Pennsylvania	144,000	Leased
	York, Pennsylvania	109,000	Owned
	Cedar Hill, Texas	150,000	Owned

Flat Rolled and Non-Ferrous Group:
	Thomasville, Alabama	67,000	Owned
	Anaheim, California	45,000	Leased
	Orange, California	28,000	Leased
	Torrington, Connecticut	70,000	Leased
	Thomasville, Georgia	53,000	Leased
	Madison, Illinois	100,000	Owned
	Northbrook, Illinois	187,000	Owned
	Rockford, Illinois	119,000	Owned
	Rockford, Illinois	41,000	Owned
	Jeffersonville, Indiana	90,000	Owned
	Jeffersonville, Indiana (1)	270,000	Owned
	Jeffersonville, Indiana	40,000	Leased
	Wichita, Kansas	43,000	Leased
	Mansfield, Massachusetts	42,000	Owned
	Walker, Michigan	50,000	Owned
	Plymouth, Minnesota	18,000	Owned

	Location	Square Footage	Owned/ Leased
	Liberty, Missouri	117,000	Leased
	Union, New Jersey	39,000	Leased
	Randleman, North Carolina	154,000	Owned
	Springfield, Ohio	105,000	Owned
	Wooster, Ohio	140,000	Owned
	Tulsa, Oklahoma	130,000	Owned
	Houston, Texas	58,000	Owned
	Katy, Texas	212,000	Owned
	Odessa, Texas	29,000	Owned
	Richardson, Texas	192,000	Owned
	Germantown, Wisconsin	102,000	Owned
	Horicon, Wisconsin	120,000	Leased
	Horicon, Wisconsin	32,000	Leased

Building Products Group:
Sales Centers	Birmingham, Alabama	19,000	Leased
	Phoenix, Arizona	111,000	Leased
	Hayward, California	24,000	Leased
	Leesburg, Florida	61,000	Leased
	Pensacola, Florida	48,000	Leased
	Las Vegas, Nevada	42,000	Leased
	Oklahoma City, Oklahoma	40,000	Leased
	Irmo, South Carolina	38,000	Leased
	Nashville, Tennessee	44,000	Leased
	Mesquite, Texas	55,000	Leased
	Weslaco, Texas	21,000	Leased
	Kent, Washington	57,000	Leased
Manufacturing Plants	Brea, California	43,000	Owned
	Buena Park, California	168,000	Leased
	Groveland, Florida	247,000	Leased
	Courtland, Ontario	32,000	Owned

Administrative Locations:
Corporate Headquarters	Fort Lauderdale, Florida	11,000	Leased
i-Solutions	Fort Washington, Pennsylvania	4,000	Leased

(1)	These facilities are subject to liens with respect to specific debt obligations, including IRBs.

Item 3. Legal Proceedings

Litigation Relating to the Merger

Putative class action lawsuits challenging the proposed transaction have been filed on behalf of Metals USA Holdings stockholders in Florida state court and federal court. The actions are captioned Edwards v. Metals USA Holdings Corp. et al., No. CACE13003979 (Fla. Cir. Ct. Broward County) and Savior Associates v. Goncalves, et al., No. 0:13-cv-60492 (S.D. Fla.), respectively. The operative complaint in the Edwards action alleges that the directors of Metals USA Holdings breached their fiduciary duties to Metals USA Holdings stockholders by engaging in a flawed sales process, by agreeing to sell Metals USA Holdings for inadequate consideration, and by agreeing to improper deal protection terms in the Merger Agreement. The complaint also contends that the directors of Metals USA Holdings have breached their fiduciary duties by releasing a proxy statement that allegedly contains false and misleading information and omits material facts. In addition, the lawsuit alleges that Metals USA Holdings and Reliance aided and abetted these purported breaches of fiduciary duty. The complaint in the Savior Associates matter alleges that Metals USA Holdings and its directors released a proxy statement that contains false and misleading information and that omits material facts, in violation of state law and federal securities laws. The complaint further alleges that the directors of Metals USA Holdings breached their fiduciary duties to Metals USA Holdings stockholders. The Savior Associates complaint also claims that Apollo Management V, L.P. breached its fiduciary duties to Metals USA Holdings stockholders by, among other things, allegedly causing Metals USA Holdings to engage in the transaction pursuant to an inadequate process at an unfair price. In addition, the lawsuit alleges that Reliance aided and abetted these purported breaches of fiduciary duty. The lawsuits seek, among other things, an injunction barring the Merger. The defendants believe that the lawsuits are without merit.

Other Litigation

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock, $0.01 par value per share, is traded on the New York Stock Exchange under the ticker symbol “MUSA” and was first traded on April 9, 2010. The following table sets forth on a per share basis the low and high sales prices of our common stock as reported by the NYSE since January 1, 2011 and the cash dividends paid on the Company’s common stock:

	2012
	Dividend	High	Low
First Quarter	$—	$14.49	$11.49
Second Quarter	—	$15.97	$13.32
Third Quarter	—	$17.35	$13.20
Fourth Quarter	0.06	$17.58	$12.58

		2011
		High	Low
First Quarter	$—	$16.65	$13.69
Second Quarter	—	$17.14	$13.67
Third Quarter	—	$16.01	$8.81
Fourth Quarter	—	$11.81	$7.77

On October 22, 2012, our Board of Directors authorized the initiation of a regular annual cash dividend payable on Metals USA Holdings’ common stock, to be declared and paid quarterly. Our Board of Directors also declared our first regular quarterly cash dividend in the amount of $0.06 per share, which was paid on November 27, 2012 to stockholders of record as of the close of business on November 13, 2012. On February 5, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.06 per share. The dividend was paid on March 12, 2013 to stockholders of record as of the close of business on February 26, 2013.

The declaration and payment of any future dividends will be at the discretion of the Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by the Board of Directors. The initiation of this new dividend policy is not a guarantee that a dividend will be declared or paid in any particular period in the future. Under the Merger Agreement, the Company is prohibited from paying dividends, except for regular quarterly dividends not to exceed $0.06 per share per dividend.

As of March 8, 2013, there were 68 record holders of our common stock.

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

	4/9/2010	12/31/2010	12/31/2011	12/31/2012
Metals USA Holdings Corp.	$100.00	$79.38	$58.59	$91.47
S&P 500	$100.00	$109.18	$111.49	$129.33
Russell 3000	$100.00	$110.37	$111.50	$129.80
Peer Group	$100.00	$97.20	$88.53	$114.01

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2012, the number of shares of our common stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,399,584	$9.41	2,171,995
Equity compensation plans not approved by security holders	—	—	—

Total	1,399,584	$9.41	2,171,995

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010, have been derived from our audited consolidated financial statements and related notes included in this Form 10-K. The selected historical consolidated financial data as of December 31, 2010, 2009 and 2008, and for the years ended December 31, 2009 and 2008 presented in this table have been derived from the Company’s audited consolidated financial statements not included in this Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period, and should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

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

	Years Ended December 31,
	2008	2009	2010	2011	2012
	(in millions, except per share amounts)
Statements of Operations Data:
Net Sales	$2,156.2	$1,098.7	$1,292.1	$1,885.9	$1,983.6
Cost of sales (exclusive of operating and delivery, and depreciation and amortization included in operating expenses below)	1,612.9	890.1	996.7	1,445.7	1,530.4
Operating expenses	336.9	230.7	235.2	305.0	335.2

Operating income (loss)	206.4	(22.1)	60.2	135.2	118.0
Interest expense	87.9	63.5	38.9	36.6	36.3
Loss (gain) on extinguishment of debt	—	(92.1)	3.5	—	6.3
Other (income) expense, net	(0.2)	0.2	—	0.1	(0.1)

Income before income taxes	118.7	6.3	17.8	98.5	75.5
Provision for income taxes	46.1	2.8	6.3	33.9	22.8

Net income	$72.6	$3.5	$11.5	$64.6	$52.7

Income per share:
Income per share—basic	$2.96	$0.14	$0.34	$1.74	$1.42
Income per share—diluted	$2.87	$0.14	$0.34	$1.73	$1.41
Cash dividends per common share	$—	$—	$—	$—	$0.06
Number of common shares used in the per share calculations:
Basic	24.5	24.6	33.8	37.0	37.1
Diluted	25.3	24.6	34.1	37.3	37.4

	As of December 31,
	2008	2009	2010	2011	2012
	(in millions)
Balance Sheet Data:
Working capital	$699.0	$279.1	$380.2	$503.4	$525.8
Total assets	1,088.2	627.8	745.5	984.8	1,003.9
Long-term debt, less current portion	942.6	468.2	345.4	467.6	448.8
Stockholders’ equity (deficit)	(51.0)	(43.7)	191.1	257.1	310.2

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

Overview

All references to the “Company” include Metals USA Holdings, Flag Intermediate, its wholly-owned subsidiary Metals USA, and the wholly owned subsidiaries of Metals USA.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2012, approximately 96% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells roofing and aluminum patio products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the aerospace, automotive industry manufacturing, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Proposed Acquisition by Reliance

On February 6, 2013, Metals USA Holdings, Reliance and Merger Sub entered into the Merger Agreement, under which Reliance has agreed to acquire Metals USA Holdings. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Merger Sub will be merged with and into Metals USA Holdings, with Metals USA Holdings surviving as a wholly-owned subsidiary of Reliance. At the effective time of the Merger, each outstanding share of Metals USA Holdings common stock (other than dissenting shares, treasury shares, shares owned by Reliance and its subsidiaries and shares owned by any subsidiary of Metals USA Holdings) will be cancelled and converted into the right to receive $20.65 in cash, without interest. The parties’ obligations to complete the Merger are conditioned upon customary closing conditions, including the approval of the Merger and the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Metals USA Holdings common stock. The Merger is not conditioned upon Reliance’s receipt of financing. The Merger Agreement contains customary representations, warranties and covenants by each of Reliance and Metals USA Holdings.

Industry Trends

Metals Service Centers

According to data from the Metals Service Center Institute (“MSCI”), year-to-date actual shipments for the U.S. service center industry through December 2012 were up 1.8% over the same period of 2011. Inventories at December 31, 2012 increased 2.4% over the December 2011 levels. December MSCI data showed an increase in the months supply on hand to 3.1 as of December 31, 2012 from 2.8 as of December 31, 2011.

Service center companies compete on level and depth of service (value-added processing capabilities, size and shape offerings, speed of delivery, etc.), product offerings, relative cost position within the industry and price. We believe the potential synergies from a larger distribution network further enhance the earnings power of the service center business model.

For the year ended December 31, 2012, our shipping volumes increased approximately 11% compared to the year ended December 31, 2011. We believe that we were able to expand market share and reach in 2012 based on stable operating performance and a strong customer base, with all end markets showing moderate growth with the exception of non-residential construction. At the same time, our cost structure is highly variable, which we believe allows the Company to generate profitability in most economic climates. Our business objective is to build a sustainable competitive advantage that improves competitive strength and long-term market position through creating customer value. We believe our growth in market share in 2012 is evidence of sustainable competitive advantage.

Our view for 2013 assumes gradual cyclical recovery continues and non-residential construction markets follow an historic lagging progression versus residential housing markets, which are showing renewed growth trends. We believe these trends will produce incremental volume for the Company in 2013. We believe that macroeconomic and industry data such as industrial production, durable goods orders, and service center activity points to a relatively stable price environment. Going into 2013, we believe the Company’s metal service center business is well positioned to continue to benefit from economic recovery.

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

Consolidated Results of Operations

The following financial information reflects our historical financial statements.

	Fiscal Years Ended December 31,
	2012	%	2011	%	2010	%
	(in millions, except percentages)
Net sales	$1,983.6	100.0%	$1,885.9	100.0%	$1,292.1	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,530.4	77.2%	1,445.7	76.7%	996.7	77.1%
Operating and delivery	199.3	10.0%	175.7	9.3%	131.9	10.2%
Selling, general and administrative	113.4	5.7%	108.1	5.7%	81.9	6.3%
Depreciation and amortization	22.7	1.1%	21.2	1.1%	17.8	1.4%
(Gain) loss on sale of property and equipment	(0.2)	0.0%	—	—	0.3	0.0%
Advisory agreement termination charge	—	—	—	—	3.3	0.3%

Operating income	118.0	5.9%	135.2	7.2%	60.2	4.7%
Interest expense	36.3	1.8%	36.6	1.9%	38.9	3.0%
Loss on debt extinguishment	6.3	0.3%	—	—	3.5	0.3%
Other (income) expense, net	(0.1)	0.0%	0.1	0.0%	—	—

Income before income taxes	75.5	3.8%	98.5	5.2%	17.8	1.4%
Provision for income taxes	22.8	1.1%	33.9	1.8%	6.3	0.5%

Net income	$52.7	2.7%	$64.6	3.4%	$11.5	0.9%

Results of Operations—Year Ended December 31, 2012 Compared to 2011

Net sales. Net sales increased $97.7 million, or 5.2%, from $1,885.9 million for the year ended December 31, 2011 to $1,983.6 million for the year ended December 31, 2012. The increase was primarily attributable to an 11.0% increase in shipments, partially offset by a 4.9% decrease in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups. Net sales for our Building Products Group decreased $3.0 million, or 3.5%, for the year ended December 31, 2012 compared to the same period of 2011. Results for the year ended December 31, 2012 include operating results from the Gregor acquisition, which closed on March 12, 2012. In addition, results for the year ended December 31, 2012 include a full year of operating results from the Trident acquisition, which closed on March 11, 2011. Gregor and Trident contributed a combined $47.1 million of incremental sales for the year ended December 31, 2012. Excluding Gregor from our 2012 results and Trident from both 2011 and 2012 results, net sales increased $35.0 million, or 2.1%, for the year ended December 31, 2012 compared to the same period of 2011, which primarily resulted from an 10.8% increase in shipments partially offset by a 6.9% decrease in average realized prices.

Demand for our metal products and processing services grew modestly in 2012 compared to 2011, as we experienced continued improvement in several of the end market segments we serve. Our metal service centers benefitted from steady expansion of manufacturing and industrial production, while there were also indications that the long-depressed non-residential construction segment may be moving toward recovery. We expect these trends to continue in 2013 although there are risks and uncertainties that could affect the performance of the U.S. economy.

Cost of sales. Cost of sales increased $84.7 million, or 5.9%, from $1,445.7 million for the year ended December 31, 2011 to $1,530.4 million for the year ended December 31, 2012. The increase was primarily attributable to an 11.0% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups, partially offset by a 4.2% decrease in average cost per ton. Cost of sales for our Building Products Group decreased $3.7 million, or 5.9%. The Gregor and Trident acquisitions added a combined $30.8 million of incremental cost of sales for the year ended December 31, 2012. Excluding Gregor from our 2012 results and Trident from both 2011 and 2012 results, shipments increased 10.8% and average cost per ton decreased 5.7% over 2011. The increase in volumes that contributed to higher cost of sales during 2012 was primarily attributable to the factors that affected the increase in net sales discussed above. Cost of sales as a percentage of net sales increased from 76.7% for the year ended December 31, 2011 to 77.2% for the year ended December 31, 2012.

Operating and delivery. Operating and delivery expenses increased $23.6 million, or 13.4%, from $175.7 million for the year ended December 31, 2011 to $199.3 million for the year ended December 31, 2012. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $10.9 million and higher freight costs of approximately $3.5 million. The increase in shipments is attributable to growth in general line metal distribution, acquisitions, and value-added metal processing services. Gregor and Trident added a combined $11.7 million of incremental operating and delivery expenses for the year ended December 31, 2012. As a percentage of net sales, operating and delivery expenses increased from 9.3% for the year ended December 31, 2011 to 10.0% for the year ended December 31, 2012.

Selling, general and administrative. Selling, general and administrative expenses increased $5.3 million, or 4.9%, from $108.1 million for the year ended December 31, 2011 to $113.4 million for the year ended December 31, 2012. Higher professional fees contributed approximately $1.2 million to the increase during 2012. We incurred costs of approximately $0.8 million during 2012 in connection with the secondary offering of 4.0 million shares of our common stock by Apollo. We also incurred costs of $0.7 million which were primarily attributable to the Gregor acquisition, which closed in March 2012. The Gregor and Trident acquisitions added a combined $3.7 million of incremental selling, general and administrative expenses for 2012. As a percentage of net sales, selling, general and administrative expenses remained level at 5.7% for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Depreciation and amortization. Depreciation and amortization expense increased $1.5 million, or 7.1%, from $21.2 million for the year ended December 31, 2011 to $22.7 million for the year ended December 31, 2012. The increase was primarily due to higher amortization of acquired intangible assets associated with our recent acquisitions, and to a lesser extent to the increase in our fixed asset base from our growth through acquisitions and from increased capital spending, partially offset by the aging of existing equipment and lower depreciation associated with the in-place fixed asset base. Net intangible assets as of December 31, 2012 were $30.1 million compared to $26.6 million as of December 31, 2011. Net property and equipment as of December 31, 2012 was $251.8 million compared to $247.8 million as of December 31, 2011. As a percentage of net sales, depreciation and amortization expense was 1.1% for the years ended December 31, 2012 and 2011.

Operating income. Operating income decreased $17.2 million, or 12.7%, from $135.2 million for the year ended December 31, 2011 to $118.0 million for the year ended December 31, 2012. The decrease was primarily a result of the increase in variable operating costs that have accompanied stronger sales volumes, in addition to lower average selling prices. As a percentage of net sales, operating income decreased from 7.2% for the year ended December 31, 2011 to 5.9% for the year ended December 31, 2012.

Interest expense. Interest expense was $36.3 million for the year ended December 31, 2012, an amount that was roughly equivalent to the $36.6 million of interest expense for the year ended December 31, 2011. Although the weighted average outstanding balance on our ABL facility increased from $214.8 million for the year ended December 31, 2011 to $246.8 million for the year ended December 31, 2012, the weighted average facility rate decreased from 2.77% to 2.45% between the two periods. Borrowings under the ABL facility were used to fund the Gregor acquisition, in addition to higher working capital needs between the two periods.

Income taxes. Income tax expense for the year ended December 31, 2012 was $22.8 million, resulting in an overall effective tax rate of 30.2%, compared to income tax expense of $33.9 million and an overall effective tax rate of 34.4% for the year ended December 31, 2011. The decrease in the tax rate in 2012 is primarily due to the impact of state taxes, permanent items, and the resolution of uncertain tax positions, including those resolved due to the lapsing of statutes of limitation, on the respective levels of pre-tax book income.

Net income. Net income decreased from $64.6 million for the year ended December 31, 2011 to $52.7 million for the year ended December 31, 2012. The decrease was primarily due to the factors that affected the decrease in operating income discussed above. In addition, we incurred approximately $6.3 million of pre-tax expense on debt extinguishment during the fourth quarter of 2012 in connection with the redemption of our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”). The decrease in net income for 2012 compared to 2011 was partially offset by the impact of lower income tax expense for the year ended December 31, 2012 compared to the same period of 2011.

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

Trident, ORMS and J. Rubin contributed a combined $194.7 million of incremental sales for the year ended December 31, 2011. Excluding the Trident, ORMS and J. Rubin acquisitions, net sales for our metal service center businesses increased $396.3 million, or 33.3%, for the year ended December 31, 2011 versus the same period of 2010, which primarily resulted from a 16.7% increase in shipments and a 14.2% increase in average realized prices. The increase in prices and volumes is attributable to the cyclical nature of the metal consuming industries supported by our products and services. The economic recovery that continued through 2011 translated into increased metal consumption as industrial production gradually expanded.

According to data from the MSCI, actual shipments for the service center industry for the year ended December 31, 2011 increased 14.2% over the same period of 2010. Inventory levels remained relatively stable throughout 2011. Business conditions were generally favorable for the year ended December 31, 2011 compared to the same period of 2010.

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

Selling, general and administrative. Selling, general and administrative expenses increased $26.2 million, or 32.0%, from $81.9 million for the year ended December 31, 2010 to $108.1 million for the year ended December 31, 2011. An approximate $7.2 million increase in incentive compensation, which was aligned with the improved performance of our business, contributed to the period-over-period increase. Trident, ORMS and J. Rubin added a combined $12.0 million of incremental selling, general and administrative expenses for the year ended December 31, 2011. We also incurred costs of approximately $1.6 million during 2011 which were primarily attributable to the Trident acquisition, which closed in March 2011. As a percentage of net sales, selling, general and administrative expenses decreased from 6.3% for the year ended December 31, 2010 to 5.7% for the year ended December 31, 2011.

Depreciation and amortization. Depreciation and amortization expense increased $3.4 million, or 19.1%, from $17.8 million for the year ended December 31, 2010 to $21.2 million for the year ended December 31, 2011. The increase was primarily attributable to increases in fixed assets resulting from our growth through acquisitions over the past year and from increased capital spending, as our investments in new equipment grew in line with higher business activity levels. Net property and equipment as of December 31, 2011 was $247.8 million compared to $198.8 million as of December 31, 2010. As a percentage of net sales, depreciation and amortization expenses decreased from 1.4% for the year ended December 31, 2010 to 1.1% for the year ended December 31, 2011.

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

Income taxes. Income tax expense for the year ended December 31, 2011 was $33.9 million, resulting in an overall effective tax rate of 34.4%, compared to income tax expense of $6.3 million and overall effective tax rate of 35.3% for the year ended December 31, 2010. The decrease in the tax rate in 2011 is primarily due to the impact of state taxes, permanent items, and the resolution of uncertain tax positions, including those resolved due to the lapsing of statutes of limitation, on the respective levels of pre-tax book income.

Net income. Net income increased from $11.5 million for the year ended December 31, 2010 to $64.6 million for the year ended December 31, 2011. The variance was primarily due to the improved operating performance of our metal service center businesses resulting from increases in end market demand and metal prices, ongoing and permanent cost reductions, and improved returns resulting from aggressive working capital management.

Results of Operations by Segment

	Fiscal Years Ended December 31,
			Operating		Operating
	Net		Costs and		Income		Capital	Tons Shipped (1)
	Sales	%	Expenses	%	(Loss)%		Spending	Direct	Toll
2012:
Plates and Shapes	$787.1	39.7%	$709.6	38.0%	$77.5	65.7%	$11.1	611	23
Flat Rolled and Non-Ferrous	1,124.7	56.7%	1,056.8	56.6%	67.9	57.5%	7.4	754	176
Building Products	82.8	4.2%	81.3	4.4%	1.5	1.3%	0.2	—	—
Corporate and other	(11.0)	–0.6%	17.9	1.0%	(28.9)	–24.5%	1.4	(14)	—

Total	$1,983.6	100.0%	$1,865.6	100.0%	$118.0	100.0%	$20.1	1,351	199

2011:
Plates and Shapes	$765.9	40.6%	$682.9	39.0%	$83.0	61.4%	$6.4	567	29
Flat Rolled and Non-Ferrous	1,046.7	55.5%	968.6	55.3%	78.1	57.8%	10.5	685	127
Building Products	85.8	4.5%	86.5	4.9%	(0.7)	–0.5%	4.6	—	—
Corporate and other	(12.5)	–0.7%	12.7	0.7%	(25.2)	–18.6%	0.3	(12)	—

Total	$1,885.9	100.0%	$1,750.7	100.0%	$135.2	100.0%	$21.8	1,240	156

2010:
Plates and Shapes	$538.0	41.6%	$499.6	40.6%	$38.4	63.8%	$2.3	488	21
Flat Rolled and Non-Ferrous	680.5	52.7%	635.2	51.6%	45.3	75.2%	0.7	528	30
Building Products	83.0	6.4%	83.6	6.8%	(0.6)	–1.0%	—	—	—
Corporate and other	(9.4)	–0.7%	13.5	1.1%	(22.9)	–38.0%	1.0	(8)	—

Total	$1,292.1	100.0%	$1,231.9	100.0%	$60.2	100.0%	$4.0	1,008	51

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Segment Results—Year Ended December 31, 2012 Compared to 2011

Plates and Shapes. Net sales increased $21.2 million, or 2.8%, from $765.9 million for the year ended December 31, 2011 to $787.1 million for the year ended December 31, 2012. The increase was primarily attributable to a 6.4% increase in shipments, partially offset by a 3.4% decrease in average realized prices for the year ended December 31, 2012 compared to the year ended December 31, 2011. Selling prices for our Plates and Shapes Group are more transactional in nature and are therefore affected to a greater extent by short term changes in mill pricing, as opposed to our Flat Rolled and Non-Ferrous Group, which conducts a larger percentage of its business on a contractual basis, allowing for a longer time lag between mill price changes and their effect on selling prices. Although we experienced downward price momentum during 2012, end-user demand improved compared to 2011 as evidenced by stronger shipping volumes. Specific sectors that continue to show strong demand are energy and oilfield services, construction heavy equipment, defense, and marine cargo transport vessels. The non-residential construction sector, which has been a key metal consuming end market for us in the past, continued to experience lower demand by historical standards.

Operating costs and expenses increased $26.7 million, or 3.9%, from $682.9 million for the year ended December 31, 2011 to $709.6 million for the year ended December 31, 2012. The increase was primarily attributable to a 6.4% increase in shipments, partially offset by a 2.4% decrease in the average cost per ton for the year ended December 31, 2012 compared to the year ended December 31, 2011. Operating costs and expenses as a percentage of net sales increased from 89.2% for the year ended December 31, 2011 to 90.2% for the year ended December 31, 2012.

Operating income decreased $5.5 million, or 6.6%, from $83.0 million for the year ended December 31, 2011 to $77.5 million for the year ended December 31, 2012. The decrease primarily resulted from an increase in variable operating costs and expenses attributable to higher volumes, in addition to lower average realized prices per ton sold. Operating income as a percentage of net sales decreased from 10.8% for the year ended December 31, 2011 to 9.8% for the year ended December 31, 2012.

Flat Rolled and Non-Ferrous. Net sales increased $78.0 million, or 7.5%, from $1,046.7 million for the year ended December 31, 2011 to $1,124.7 million for the year ended December 31, 2012. The Gregor and Trident acquisitions contributed a combined $47.1 million of incremental sales for the year ended December 31, 2012. The remaining increase was primarily attributable to a 14.2% increase in shipments, partially offset by a 9.5% decrease in average realized prices for the year ended December 31, 2012 compared to the year ended December 31, 2011. Toll processed tonnage increased from 127,000 tons during 2011 to 176,000 tons during 2012. Toll processing describes performing processing services on customer-owned material. Net sales for toll processing equates to the processing service fee charged to the customer. Sales of non-ferrous metals accounted for approximately 39% of the segment’s sales product mix for the year ended December 31, 2012 compared to approximately 40% for the year ended December 31, 2011. Our Flat Rolled and Non-Ferrous segment experienced strong demand in the lawn and garden equipment, residential and commercial heating and air conditioning equipment, aerospace, and automotive sectors during 2012.

Operating costs and expenses increased $88.2 million, or 9.1%, from $968.6 million for the year ended December 31, 2011 to $1,056.8 million for the year ended December 31, 2012. The Gregor and Trident acquisitions contributed a combined $48.8 million of incremental operating costs and expenses to the segment for the year ended December 31, 2012. The remaining increase was primarily attributable to a 14.2% increase in shipments, partially offset by an 8.4% decrease in average cost per ton. Operating costs and expenses as a percentage of net sales increased from 92.5% for the year ended December 31, 2011 to 94.0% for the year ended December 31, 2012.

Operating income decreased $10.2 million, or 13.1%, from $78.1 million for the year ended December 31, 2011 to $67.9 million for the year ended December 31, 2012. The decrease was primarily attributable to higher variable operating costs and expenses associated with the increase in volumes, combined with the decrease in average realized prices discussed above. Operating income as a percentage of net sales decreased from 7.5% for the year ended December 31, 2011 to 6.0% for the same period of 2012.

Building Products. Net sales decreased $3.0 million, or 3.5%, from $85.8 million for the year ended December 31, 2011 to $82.8 million for the year ended December 31, 2012. This segment of our business continues to be affected by lower consumer spending on residential remodeling due to the downturn in the housing market. Although lower financing costs are reducing the cost of financing home improvement projects, weak job growth, high unemployment, declining home prices and subdued consumer confidence have contributed to depressed levels of home improvement spending.

Operating costs and expenses decreased $5.2 million, or 6.0%, from $86.5 million for the year ended December 31, 2011 to $81.3 million for the year ended December 31, 2012. Operating income (loss) improved from an operating loss of $0.7 million for the year ended December 31, 2011 to operating income of $1.5 million for the year ended December 31, 2012.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased from $25.2 million for the year ended December 31, 2011 to $28.9 million for the year ended December 31, 2012. The increase of $3.7 million from 2011 to 2012 includes costs of approximately $0.8 million incurred during 2012 in connection with the secondary offering of 4.0 million shares of our common stock by Apollo, in addition to costs of $0.7 million which were primarily attributable to the Gregor acquisition, which closed in March 2012.

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

Operating costs and expenses increased $183.3 million, or 36.7%, from $499.6 million for the year ended December 31, 2010 to $682.9 million for the year ended December 31, 2011. The increase was primarily attributable to a 20.7% increase in average cost per ton, in addition to a 17.1% increase in shipments for the year ended December 31, 2011 compared to the year ended December 31, 2010. We incurred approximately $0.6 million of facility closure and severance expenses related to the closure of a Plates and Shapes location in Hayward, California during the first quarter of 2011, which contributed to the increase in operating costs and expenses compared to 2010. Operating costs and expenses as a percentage of net sales decreased from 92.9% for the year ended December 31, 2010 to 89.2% for the year ended December 31, 2011.

Operating income increased $44.6 million, or 116.1%, from $38.4 million for the year ended December 31, 2010 to $83.0 million for the year ended December 31, 2011. The increase primarily resulted from the increase in net sales discussed above, in addition to lower operating costs and expenses as a percentage of net sales, as we continued to focus on cost control. Operating income as a percentage of net sales increased from 7.1% for the year ended December 31, 2010 to 10.8% for the year ended December 31, 2011.

Flat Rolled and Non-Ferrous. Net sales increased $366.2 million, or 53.8%, from $680.5 million for the year ended December 31, 2010 to $1,046.7 million for the year ended December 31, 2011. Trident, ORMS and J. Rubin contributed a combined $194.7 million of incremental sales for the year ended December 31, 2011. The remaining increase was primarily attributable to a 16.9% increase in shipments, in addition to a 7.7% increase in average realized prices for the year ended December 31, 2011 compared to the year ended December 31, 2010. The ORMS acquisition resulted in shipments that included a larger proportion of toll processed tonnage during 2011 as compared to our historical levels. Toll processing describes performing processing services on customer-owned material. Net sales for toll processing equates to the processing service fee charged to the customer. Sales of non-ferrous metals accounted for approximately 40% of the segment’s sales product mix for 2011, compared to approximately 38% for 2010. Our Flat Rolled and Non-Ferrous Group experienced increased demand in the automotive, heating and air conditioning equipment, lawn and garden equipment and aerospace equipment markets during 2011.

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

Building Products. Net sales increased $2.8 million, or 3.4%, from $83.0 million for the year ended December 31, 2010 to $85.8 million for the year ended December 31, 2011. Although the Building Products segment experienced top-line growth during 2011 compared to the same period of 2010, this segment of our business continued to be affected by lower consumer spending on residential remodeling due to the effects of the economic recession. Weak job growth, high unemployment, declining home prices and subdued consumer confidence, in addition to decreased access to affordable credit for homeowners and residential remodeling contractors, contributed to depressed levels of home improvement spending.

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

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year. As of December 31, 2012, we had $216.3 million drawn on the ABL facility, our borrowing availability was $194.3 million, and we had cash of $15.3 million.

Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. For more information, see “—Financing Activities” below. At March 8, 2013, we had $225.2 million drawn on the ABL facility, our borrowing availability was $196.7 million and we had cash of approximately $13.8 million.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs through additional borrowings under the ABL facility and the issuance of debt securities. At December 31, 2012, our debt consisted of $216.3 million of outstanding borrowings on the ABL facility, $222.7 million principal amount of the Term Loan, IRBs with $12.3 million principal amount outstanding, and $0.3 million of capital lease and other obligations. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $503.4 million at December 31, 2011 to $525.8 million at December 31, 2012.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early-payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, we can replace our inventory at lower cost and, thus, generally the ABL facility utilization is reduced. We believe our cash flow from operations, supplemented with the cash available under the ABL facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment. Additionally, in the past, we have used cash flows from operations and borrowing availability under the ABL facility to fund acquisitions of value-added businesses that enhance our metal service center strategy. The operating covenants contained in the Merger Agreement with Reliance presently restrict our ability to engage in such acquisitions. However, if the Merger with Reliance is not completed, we expect we would continue to use cash flows from operations and borrowing availability under the ABL facility to fund such acquisitions in the future.

Cash Flows

The following discussion of the principal sources and uses of cash should be read in conjunction with our Consolidated Statements of Cash Flows which are set forth under Item 8.“Financial Statements and Supplementary Data.”

Year Ended December 31, 2012

During the year ended December 31, 2012, net cash provided by operating activities was $67.2 million. Our working capital increased during the first six months of 2012 as we experienced a modest increase in mill pricing and stable end market demand during the period. Our working capital needs decreased during the latter half of 2012 as we experienced a declining price environment and more subdued end market demand. Lower investments in working capital allowed us to convert sales into cash, which translated to an increase in net cash provided by operating activities.

Net cash used in investing activities was $36.7 million for the year ended December 31, 2012, and consisted primarily of $17.0 million of acquisition costs for the Gregor acquisition, which closed on March 12, 2012, and capital expenditures of $20.1 million. The most significant internal capital project for 2012 was the installation of additional laser-cutting equipment in our Tulsa, Oklahoma Plates and Shapes service center.

Net cash used in financing activities was $27.3 million for the year ended December 31, 2012, which consisted primarily of net repayments on the ABL facility of $11.4 million, net repayments of long-term debt of $9.8 million (which includes $4.2 million of call premium on the extinguishment of the Metals USA Notes), $4.0 million of cash paid for loan financing costs and $2.2 million of dividends paid to the holders of our common stock.

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

Year Ended December 31, 2010

During the year ended December 31, 2010, net cash used in operating activities was $56.9 million. This amount was primarily attributable to increases in accounts receivable and inventories. Changes in working capital during 2010 reflected improving business conditions as commodity prices and demand trended upward. We increased inventory tonnage on hand commensurate with increased levels of shipments to our customers, while prices increased moderately throughout the year, despite some intermittent volatility. Our accounts receivable increased due to higher sales levels in 2010.

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

Covenant Compliance

Adjusted EBITDA

Adjusted EBITDA (as defined by the amended and restated loan and security agreement governing the ABL facility (the “ABL Credit Agreement”)) is defined as EBITDA further adjusted to exclude certain non-cash and non-recurring items. Adjusted EBITDA is not a defined term under GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity.

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (i) the sum of Adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. Should borrowing availability under the ABL facility fall below Minimum Availability, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of December 31, 2012, our borrowing availability under the ABL facility was $194.3 million. In addition, the FCCR also is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. As of December 31, 2012, our FCCR was 2.44. As of December 31, 2012, we had $194.3 million of additional borrowing capacity under the ABL facility.

Negative Covenants

The ABL Credit Agreement and the Term Loan Agreement contain certain negative covenants that limit or restrict the ability of Metals USA and certain of its subsidiaries to take certain actions. Subject to specified exceptions, these covenants limit the ability of Metals USA and certain of its subsidiaries to, among other things, incur indebtedness; create liens and encumbrances; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; engage in transactions with affiliates; and change their business. Our inability to satisfy the terms of these negative covenants does not, by itself, constitute a covenant violation or event of default. Rather, these negative covenants are event-related restrictions that may limit or prohibit the Company from taking certain corporate actions. As of December 31, 2012, we were not restricted under any of the negative covenants in the ABL Credit Agreement and the Term Loan Agreement.

Pro Forma Adjusted EBITDA

Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA (as discussed above) with additions for the Adjusted EBITDA of recent acquisitions as though we owned those businesses for the twelve-month period ended December 31, 2012, 2011 and 2010. Pro

Forma Adjusted EBITDA, as defined in our debt agreements, is a non-GAAP measure used in the calculation of our Consolidated Total Net Senior Secured Leverage Ratio, as defined by the Term Loan Agreement. As of December 31, 2012, our Consolidated Total Net Senior Secured Leverage Ratio was 3.1 based on a trailing twelve-month Pro Forma Adjusted EBITDA of $147.7 million.

Limitations of Adjusted EBITDA

There are material limitations associated with making the adjustments to our earnings to calculate Adjusted EBITDA and using such a non-GAAP financial measure as compared to the most directly comparable GAAP financial measures. For instance, Adjusted EBITDA does not include:

•	interest expense, and, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, income tax expense is a necessary element of our costs and ability to operate; and

•	depreciation and amortization expense, and, because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue.

In addition, fixed charges should not be considered an alternative to interest expense.

Below is a reconciliation of net income to EBITDA, Adjusted EBITDA and net cash (used in) provided by operating activities:

	Years Ended December 31,
	2012	2011	2010
	(in millions, except ratios)
Net income	$52.7	$64.6	$11.5
Depreciation and amortization (1)	24.9	23.3	19.8
Interest expense	36.3	36.6	38.9
Loss on extinguishment of debt	6.3	—	3.5
Provision for income taxes	22.8	33.9	6.3
Other (income) expense, net	(0.1)	0.1	—

EBITDA	142.9	158.5	80.0
Covenant defined adjustments:
Non-cash employee benefit expense (2)	3.0	2.4	1.2
Facilities closure (3)	—	0.6	—
Advisory agreement fees and other costs (4)	—	—	3.8
Acquisition expenses (5)	0.6	1.6	—
Secondary offering costs (6)	0.8	—	—

Adjusted EBITDA	147.3	163.1	85.0
Pro forma acquisition adjustments	0.4	1.2	0.9

Pro Forma Adjusted EBITDA (7)	147.7	164.3	85.9
(Gain) loss on sale of property and equipment	(0.2)	—	0.3
Provision for bad debts	2.0	2.9	2.4
Amortization of debt issuance costs and discounts on long-term debt	3.4	2.9	4.3
Deferred income taxes	4.4	15.4	1.1
Excess tax benefit from stock-based compensation	(0.1)	—	(0.1)
Non-cash interest on PIK option	—	—	6.2
Cash payment on PIK option	—	—	(23.2)
Advisory agreement termination charge	—	—	3.3
Interest expense	(36.3)	(36.6)	(38.9)
Provision for income taxes	(22.8)	(33.9)	(6.3)
Other expense	(0.5)	(1.0)	—
Facilities closure	—	(0.6)	—
Advisory agreement fees and other costs	—	—	(3.8)
Acquisition expenses	(0.6)	(1.6)	—
Secondary offering costs	(0.8)	—	—
Pro forma acquisition adjustments	(0.4)	(1.2)	(0.9)
Changes in assets and liabilities	(28.6)	(122.9)	(87.2)

Net cash provided by (used in) operating activities	$67.2	$(12.3)	$(56.9)

Net cash used in investing activities	$(36.7)	$(109.6)	$(31.3)

Net cash (used in) provided by financing activities	$(27.3)	$117.4	$98.8

Fixed charge coverage ratio numerator (8)	$96.2	$119.9	$88.5
Fixed charge coverage ratio denominator (8)	$39.5	$42.5	$36.3

FCCR (8)	2.44	2.82	2.44

(1)	Includes depreciation for the Building Products Group that is included in cost of sales.
(2)	Primarily stock-based compensation expense.
(3)	This amount represents charges for the closure of one facility in our Plates and Shapes Group during 2011.
(4)	Primarily represents expenses related to the advisory agreement we had with Apollo.
(5)	The amount for 2011 primarily relates to the acquisition of Trident, which closed in March 2011. The amount for 2012 primarily relates to the acquisition of Gregor, which closed in March 2012.
(6)	Represents costs incurred in connection with the August 2012 secondary offering of 4.0 million shares of our common stock by Apollo.
(7)	Pro Forma Adjusted EBITDA, as defined in our credit agreements, which is used in the calculation of our Consolidated Total Net Leverage Ratio, as defined in the Term Loan Agreement.
(8)	These amounts represent the FCCR numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility.

Financing Activities

The ABL Facility

On December 17, 2010, Flag Intermediate, Metals USA, and certain subsidiaries of Metals USA entered into the ABL Credit Agreement with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Agreement provides for borrowings of up to $500.0 million of Tranche A commitments and $35.0 million of first-in last-out (“FILO”) Tranche A-1 commitments (which may be increased up to $750.0 million at the option of Metals USA, including $35.0 million under the FILO tranche), under the 5-year, senior secured ABL facility that amended and restated Metals USA’s then-existing $625.0 million senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

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

As noted below, all of the Metals USA Notes were redeemed in December 2012, and the ABL facility maturity date is August 10, 2016.

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

As of December 31, 2012, we had $428.9 million of eligible collateral, $216.3 million in outstanding advances, $18.3 million in open letters of credit and $194.3 million of additional borrowing capacity. As of December 31, 2012, we had $15.3 million of cash on hand.

As of March 8, 2013, we had $440.2 million of eligible collateral, $225.2 million in outstanding advances, $18.3 million in open letters of credit and $196.7 million of additional borrowing capacity. As of March 8, 2013, we had approximately $13.8 million of cash on hand.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of December 31, 2012), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of December 31, 2012). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.31%, respectively, as of December 31, 2012.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions or asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 million and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5 million) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the Minimum Availability, defined as the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment. We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of December 31, 2012, our FCCR was 2.44. We were in compliance with all covenants as of December 31, 2012.

Certain Events of Default and Remedies. The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of covenants, a default that causes or permits acceleration under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. In the event of default, the ABL Credit Agreement may permit a majority of the lenders to: (i) restrict the amount of or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility which would cause Metals USA to suffer a rapid loss of liquidity and restrict the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Term Loan that would provide the lenders under the Term Loan with the right to demand immediate repayment.

The Term Loan

On December 14, 2012, Flag Intermediate and Metals USA entered into the Term Loan Agreement with certain lenders and Credit Suisse AG, as administrative agent. The Term Loan Agreement provides for a new seven year senior secured term loan to Metals USA in the amount of $225.0 million. The Term Loan will amortize in equal quarterly installments during its term, commencing on March 31, 2013, in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan with the remainder due at maturity. The Term Loan bears interest, at Metals USA’s election, at an annual rate of either (i) the greater of a base rate and 2.25%, plus a margin of 4.00% or (ii) the greater of LIBOR and 1.25%, plus a margin of 5.00%. The Term Loan was issued at an original issue discount of 1.00%. Metals USA is the borrower under the Term Loan Agreement. All of Metals USA’s obligations under the Term Loan Agreement are and will be guaranteed by Flag Intermediate and all of Metals USA’s existing and future domestic subsidiaries, except as provided in the Term Loan Agreement.

The Term Loan Agreement contains certain customary negative covenants that limit or restrict the ability of Metals USA and certain of its subsidiaries to take certain actions. Subject to specified exceptions, these covenants limit the ability of Metals USA and certain of its subsidiaries to, among other things, incur indebtedness; create liens and encumbrances; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; engage in transactions with affiliates; and change their business. Among other exceptions to these covenants, the Term Loan Agreement includes a $15 million annual dividend basket in order to permit the distribution of funds by Metals USA to the Company for the payment of the Company’s previously announced regular quarterly dividend on the Company’s common stock, subject to declaration by the Company’s Board of Directors.

The Term Loan Agreement also contains customary affirmative covenants requiring, among other things, maintenance of corporate existence, licenses, properties and insurance; compliance with laws, payment of taxes and performance of other material obligations; and delivery of financial and other information to the lenders under the Term Loan Agreement.

The Term Loan Agreement contains customary mandatory prepayment provisions, including a requirement to, subject to certain exceptions, prepay the Term Loan using (i) 100% of the net cash proceeds of any non-ordinary course of business asset sales that are not re-invested in the business of the Company as permitted by the Term Loan Agreement and (ii) 50% (subject to reduction to 25% or 0% if Metals USA achieves certain leverage targets) of annual excess cash flow, as defined in the Term Loan Agreement. The Term Loan Agreement permits voluntary prepayments of the Term Loan subject to certain restrictions.

The Term Loan Agreement also includes customary events of default, including events of default relating to non-payment of principal, interest or fees, material inaccuracy of representations and warranties, violation of covenants, cross payment defaults, cross acceleration, a change of control (as defined in the Term Loan Agreement), bankruptcy and insolvency events, and the failure of the Intercreditor Agreement (as defined below) to remain in full force and effect. Subject to the terms and conditions of the Term Loan Agreement, if an event of default under the Term Loan Agreement occurs, the lenders will be able to accelerate the maturity of the loans outstanding under the Term Loan Agreement, together with accrued unpaid interest and other amounts owed, and exercise other rights and remedies. We were in compliance with all covenants as of December 31, 2012.

The Term Loan and related obligations of Flag Intermediate, Metals USA and the subsidiaries of Metals USA are secured by a first priority security interest in (i) all of the equity interests of Metals USA held by Flag Intermediate and (ii) substantially all of the present and future material assets of Metals USA and each subsidiary guarantor, including pledges of equity interests in certain subsidiaries, provided that the liens securing the Term Loan are, as described below, second priority with respect to certain working capital assets with respect to which Metals USA’s ABL facility has a first priority lien.

In connection with the Term Loan Agreement, Flag Intermediate, Metals USA and the subsidiaries of Metals USA that guarantee the Term Loan entered into a Lien Subordination and Intercreditor Agreement effective December 14, 2012 (the “Intercreditor Agreement”). The Intercreditor Agreement governs the liens upon and security interests granted in the collateral securing both the Term Loan and the loans made pursuant to the ABL Credit Agreement. Under the Intercreditor Agreement, the ABL Credit Agreement is secured by first priority security interests, and the Term Loan is secured by second priority security interests, in all accounts receivable, inventory and certain related assets of Flag Intermediate, Metals USA and the subsidiary guarantors. Under the Intercreditor Agreement, the Term Loan is secured by first priority security interests, and the ABL Credit Agreement is secured by second priority security interests, in all other assets of Flag Intermediate, Metals USA and the subsidiary guarantors that serve as collateral for the facilities.

The Metals USA Notes

In connection with the Apollo Merger in November 2005, we sold $275.0 million aggregate principal amount of the Metals USA Notes. On December 14, 2012, Metals USA used the proceeds of the Term Loan, in addition to borrowings under the ABL facility, to redeem all of the Metals USA Notes, representing an aggregate principal amount of $226.3 million as of the date thereof. The redemption price of the Metals USA Notes was 101% of the outstanding principal amount, plus accrued and unpaid interest thereon. The aggregate cash payment for the redemption, including unpaid interest and a call premium of $4.2 million, was approximately $232.6 million. Upon completion of the redemption, the trustee under the indenture governing the Metals USA Notes acknowledged that all of the obligations of Flag Intermediate, Metals USA and the subsidiary guarantors thereunder have been satisfied and discharged and the liens on the collateral securing the obligations relating to the Metals USA Notes have been released.

In connection with the redemption of the Metals USA Notes, $2.1 million of unamortized deferred debt offering costs were written off and included in the loss on extinguishment of debt.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 million on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $3.9 million and $2.7 million as of December 31, 2012, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of December 31, 2012, the weighted average variable interest rate on the IRBs was 0.44%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all covenants as of December 31, 2012.

Restricted Payments

Both the ABL Credit Agreement and the Term Loan Agreement contain restrictions as to the payment of dividends. Under the ABL Credit Agreement, general distributions are unlimited if the FCCR is at least 1.1:1.0 and availability (including a 30 day lookback) exceeds the greater of (i) $50.0 million and (ii) 15% of the lesser of the borrowing base (not to exceed $75.0 million) and the aggregate commitments. As of December 31, 2012, our FCCR as defined in the ABL Credit Agreement was 2.44, and our borrowing availability was $194.3 million.

Commitments and Contingencies

Litigation Relating to the Merger

Putative class action lawsuits challenging the proposed transaction have been filed on behalf of Metals USA Holdings stockholders in Florida state court and federal court. The actions are captioned Edwards v. Metals USA Holdings Corp. et al., No. CACE13003979 (Fla. Cir. Ct. Broward County) and Savior Associates v. Goncalves, et al., No. 0:13-cv-60492 (S.D. Fla.), respectively. The operative complaint in the Edwards action alleges that the directors of Metals USA Holdings breached their fiduciary duties to Metals USA Holdings stockholders by engaging in a flawed sales process, by agreeing to sell Metals USA Holdings for inadequate consideration, and by agreeing to improper deal protection terms in the Merger Agreement. The complaint also contends that the directors of Metals USA Holdings have breached their fiduciary duties by releasing a proxy statement that allegedly contains false and misleading information and omits material facts. In addition, the lawsuit alleges that Metals USA Holdings and Reliance aided and abetted these purported breaches of fiduciary duty. The complaint in the Savior Associates matter alleges that Metals USA Holdings and its directors released a proxy statement that contains false and misleading information and that omits material facts, in violation of state law and federal securities laws. The complaint further alleges that the directors of Metals USA Holdings breached their fiduciary duties to Metals USA Holdings stockholders. The Savior Associates complaint also claims that Apollo Management V, L.P. breached its fiduciary duties to Metals USA Holdings stockholders by, among other things, allegedly causing Metals USA Holdings to engage in the transaction pursuant to an inadequate process at an unfair price. In addition, the lawsuit alleges that Reliance aided and abetted these purported breaches of fiduciary duty. The lawsuits seek, among other things, an injunction barring the Merger. The defendants believe that the lawsuits are without merit.

Other Litigation

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows.

Dividends on Common Stock

On October 22, 2012, our Board of Directors authorized the initiation of a regular annual cash dividend payable on Metals USA Holdings’ common stock, to be declared and paid quarterly. Our Board of Directors also declared our first regular quarterly cash dividend in the amount of $0.06 per share, which was paid on November 27, 2012 to stockholders of record as of the close of business on November 13, 2012. On February 5, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.06 per share. The dividend was paid on March 12, 2013 to stockholders of record as of the close of business on February 26, 2013.

The declaration and payment of any future dividends will be at the discretion of the Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by the Board of Directors. The initiation of this new dividend policy is not a guarantee that a dividend will be declared or paid in any particular period in the future. Under the Merger Agreement, the Company is prohibited from paying dividends, except for regular quarterly dividends not to exceed $0.06 per share per dividend.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed as of December 31, 2012.

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

Accounts Receivable

We generally recognize revenue as product is shipped (risk of loss for our products generally passes at time of shipment), net of provisions for estimated returns. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. Collections on our accounts receivable are made through several lockboxes maintained by our lenders. Credit risk associated with concentration of cash deposits is low as we have the right of offset with our lenders for a substantial portion of our cash balances. Concentrations of credit risk with respect to trade accounts receivable are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Generally we do not require collateral for the extension of credit.

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

Inventories

As of December 31, 2012 we had inventories of $432.3 million. Inventories are stated at the lower of cost or market (“LCM”). Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in, first-out method of accounting. Under the LCM concept, the Company is required to recognize an additional expense in cost of sales in the current period for any inventory whose replacement cost has declined below its carrying cost.

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

Our future contractual obligations as of December 31, 2012 include the following:

		For the Fiscal Years Ended December 31,
	Total	2013	2014	2015	2016	2017	Beyond
		(in millions)
ABL facility (1)	$216.3	$—	$—	$—	$216.3	$—	$—
Purchase obligations	179.9	179.9	—	—	—	—	—
Term Loan (2)	225.0	2.2	2.3	2.3	2.3	2.3	213.6
IRBs (3)	12.3	0.4	0.4	0.4	0.5	0.5	10.1
Other obligations (4)	5.7	0.8	0.7	0.6	0.6	0.6	2.4
Operating lease obligations	43.8	11.0	7.8	7.4	4.5	3.3	9.8

Total (5)	$683.0	$194.3	$11.2	$10.7	$224.2	$6.7	$235.9

(1)	The amounts stated do not include interest costs. The ABL facility bears interest based upon a margin over reference rates established within a specific pricing grid. The marginal rates will vary based on availability. The applicable base rate and the effective LIBOR rate were 3.25% and 0.31%, respectively, on December 31, 2012.
(2)	The amounts stated do not include interest costs. The Term Loan bears interest based upon a margin over reference rates. The applicable base rate and the effective LIBOR rate were 3.25% and 0.31%, respectively, on December 31, 2012.
(3)	The amounts do not include interest costs. The interest rates assessed on the IRBs vary from month to month based on an index of mutual bonds. The weighted average IRB rate was 0.44% as of December 31, 2012.
(4)	Consists of (i) capital lease and other obligations of approximately $0.3 million, and (ii) a multiemployer pension fund withdrawal liability of approximately $5.4 million.
(5)	Excludes payments for unrecognized tax benefits. We believe it is reasonably possible that a decrease of up to $0.4 million in the consolidated liability for unrecognized tax benefits related to settlements of federal and state tax uncertainties may occur within the next twelve months. In addition, we believe it is reasonably possible that approximately $0.8 million of other remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized within the next twelve months as a result of a lapse of the statute of limitations.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility and the Term Loan, which are subject to variable interest rates. As of December 31, 2012, outstanding borrowings under the ABL facility were $216.3 million. Based on the weighted average borrowings outstanding on the ABL facility during the year ended December 31, 2012, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $2.5 million for the period. As of December 31, 2012, outstanding borrowings under the Term Loan were $222.7 million. Because we entered into the Term Loan on December 14, 2012, a one percent increase or decrease in the interest rate on the Term Loan would not have been material for the period.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Metals USA Holdings Corp.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Metals USA Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metals USA Holdings Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 19 to the consolidated financial statements, on February 6, 2013, Metals USA Holdings Corp., Reliance Steel & Aluminum Co. (“Reliance”) and RSAC Acquisition Corp. (a wholly-owned subsidiary of Reliance), entered into an Agreement and Plan of Merger under which Reliance has agreed to acquire Metals USA Holdings Corp.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

March 15, 2013

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2012	2011

Assets
Current assets:
Cash	$15.3	$12.1
Accounts receivable, net of allowance of $5.2 and $6.9, respectively	196.5	212.2
Inventories	432.3	402.5
Deferred income tax asset	5.3	7.9
Prepayments and other	4.9	9.4

Total current assets	654.3	644.1
Property and equipment, net	251.8	247.8
Intangible assets, net	30.1	26.6
Goodwill	54.6	52.8
Other assets	13.1	13.5

Total assets	$1,003.9	$984.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$98.1	$110.0
Accrued liabilities	27.6	29.7
Current portion of long-term debt	2.8	1.0

Total current liabilities	128.5	140.7
Long-term debt, less current portion	448.8	467.6
Deferred income tax liability	99.2	97.1
Other long-term liabilities	17.2	22.3

Total liabilities	693.7	727.7

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 37,140,245 issued and 37,132,394 outstanding at December 31, 2012, and 37,059,236 issued and 37,058,507 outstanding at December 31, 2011	0.4	0.4
Additional paid-in capital	233.9	231.3
Retained earnings	75.6	25.1
Accumulated other comprehensive income	0.4	0.3
Treasury stock, at cost—7,851 shares at December 31, 2012 and 729 shares at December 31, 2011	(0.1)	—

Total stockholders’ equity	310.2	257.1

Total liabilities and stockholders’ equity	$1,003.9	$984.8

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net Sales	$1,983.6	$1,885.9	$1,292.1
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,530.4	1,445.7	996.7
Operating and delivery	199.3	175.7	131.9
Selling, general and administrative	113.4	108.1	81.9
Depreciation and amortization	22.7	21.2	17.8
(Gain) loss on sale of property and equipment	(0.2)	—	0.3
Advisory agreement termination charge	—	—	3.3

Operating income	118.0	135.2	60.2
Other (income) expense:
Interest expense	36.3	36.6	38.9
Loss on extinguishment of debt	6.3	—	3.5
Other (income) expense, net	(0.1)	0.1	—

Income before income taxes	75.5	98.5	17.8
Provision for income taxes	22.8	33.9	6.3

Net income	$52.7	$64.6	$11.5

Income per share:
Income per share—basic	$1.42	$1.74	$0.34

Income per share—diluted	$1.41	$1.73	$0.34

Number of common shares used in the per share calculation:
Basic	37.1	37.0	33.8

Diluted	37.4	37.3	34.1

Cash dividends per common share	$0.06	$—	$—

Net income	$52.7	$64.6	$11.5
Other comprehensive income (loss):
Foreign currency translation adjustments	0.1	(0.2)	0.2
Deferred hedging gains	—	0.1	0.6

Total other comprehensive income (loss)	0.1	(0.1)	0.8

Total comprehensive income	$52.8	$64.5	$12.3

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Years Ended December 31,
	2012	2011	2010
Common Stock ($0.01 Par)
Balance at beginning of period	$0.4	$0.4	$0.2
Issuance of common stock	—	—	0.2

Balance at end of period	$0.4	$0.4	$0.4

Additional Paid-in Capital
Balance at beginning of period	$231.3	$229.8	$7.5
Stock-based compensation	2.4	1.5	1.2
Issuance of common stock	0.1	—	221.0
Other	0.1	—	0.1

Balance at end of period	$233.9	$231.3	$229.8

Retained Earnings (Accumulated Deficit)
Balance at beginning of period	$25.1	$(39.5)	$(51.0)
Dividends paid at $0.06 per share	(2.2)	—	—
Net income	52.7	64.6	11.5

Balance at end of period	$75.6	$25.1	$(39.5)

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$0.1	$(0.2)	$0.2
Deferred hedging gains	—	0.1	0.6

Other comprehensive income (loss), net of deferred income taxes	0.1	(0.1)	0.8
Accumulated other comprehensive income (loss) at beginning of period	0.3	0.4	(0.4)

Accumulated other comprehensive income at end of period	$0.4	$0.3	$0.4

Treasury Stock
Balance at beginning of period	$—	$—	$—
Purchase of treasury stock	(0.1)	—	—

Balance at end of period	$(0.1)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$52.7	$64.6	$11.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on sale of property and equipment	(0.2)	—	0.3
Provision for bad debts	2.0	2.9	2.4
Depreciation and amortization	24.9	23.3	19.8
Loss on extinguishment of debt	6.3	—	3.5
Amortization of debt issuance costs and discounts on long-term debt	3.4	2.9	4.3
Deferred income taxes	4.4	15.4	1.1
Stock-based compensation	2.4	1.5	1.2
Excess tax benefit from stock-based compensation	(0.1)	—	(0.1)
Non-cash interest on PIK option	—	—	6.2
Cash payment of interest on PIK option	—	—	(23.2)
Advisory agreement termination charge	—	—	3.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15.1	(48.6)	(13.8)
Inventories	(28.2)	(93.6)	(64.0)
Prepayments and other	4.5	0.5	(3.0)
Accounts payable and accrued liabilities	(15.2)	18.6	(6.5)
Other operating	(4.8)	0.2	0.1

Net cash provided by (used in) operating activities	67.2	(12.3)	(56.9)

Cash flows from investing activities:
Sales of assets	0.4	0.3	0.7
Purchases of assets	(20.1)	(21.8)	(4.0)
Acquisition costs, net of cash acquired	(17.0)	(88.1)	(28.0)

Net cash used in investing activities	(36.7)	(109.6)	(31.3)

Cash flows from financing activities:
Borrowings on credit facility	325.9	233.8	99.5
Repayments on credit facility	(337.3)	(112.1)	(68.5)
Repayments of long-term debt	(228.3)	(1.4)	(146.7)
Borrowings on term loan	222.7	—	—
Call premium on repayment of long-term debt	(4.2)	—	—
Deferred financing costs	(4.0)	(2.9)	(6.8)
Exercise of stock options	0.1	—	—
Excess tax benefit from stock-based compensation	0.1	—	0.1
Purchase of treasury stock	(0.1)	—	—
Net proceeds from initial public stock offering	—	—	221.2
Dividends paid	(2.2)	—	—

Net cash (used in) provided by financing activities	(27.3)	117.4	98.8

Net increase (decrease) in cash	3.2	(4.5)	10.6
Cash, beginning of period	12.1	16.6	6.0

Cash, end of period	$15.3	$12.1	$16.6

Supplemental Cash Flow Information:
Cash paid for interest	$34.2	$36.0	$59.2

Cash paid for income taxes	$31.4	$21.8	$1.4

Cash received for income taxes	$(0.9)	$(0.4)	$(16.4)

Investments in property and equipment not paid	$1.5	$0.7	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share amounts)

1. Organization and Significant Accounting Policies

Description of the Business

Metals USA Holdings Corp. (“Metals USA Holdings”) and its wholly owned subsidiaries, Flag Intermediate Holdings Corporation (“Flag Intermediate”) and Metals USA, Inc. (“Metals USA”), and Metals USA’s wholly owned subsidiaries, are referred to collectively herein as the “Company,” “we” or “our.” Metals USA was acquired on November 30, 2005 by Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”) (the “Apollo Merger”).

On February 6, 2013, Metals USA Holdings, Reliance Steel & Aluminum Co. (“Reliance”) and RSAC Acquisition Corp. (a wholly-owned subsidiary of Reliance (“Merger Sub”)), entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Reliance has agreed to acquire Metals USA Holdings. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Merger Sub will be merged with and into Metals USA Holdings (the “Merger”), with Metals USA Holdings surviving as a wholly-owned subsidiary of Reliance. See Note 19.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2012, approximately 96% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells roofing and aluminum patio products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the aerospace, automotive industry manufacturing, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Metals USA Holdings, Flag Intermediate, and Metals USA and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Reserves for Roofing Product Warranty Costs. Consistent with industry practice, the Company provides homeowners a manufacturer’s lifetime transferable limited warranty on its roofing products manufactured by the Building Products segment. The current warranty states that each roofing panel will be free from manufacturer’s defects in workmanship and materials for the lifetime of the original owner, or if transferred by the original owner 50 years from the date of installation. The warranty provides certain guarantees against weather and combustion, among other things. Depending on the facts and circumstances, the Company has various options for remedying product warranty claims including repair or replacement. Provisions for future warranty costs are recorded based on management’s estimates of future warranty costs, which incorporate historical trends of claims experience, sales history of products to which such costs relate, and other factors. We utilize an independent actuarial consultant to assist management in the determination of the adequacy of reserves for roofing product warranty costs. As of December 31, 2012 and 2011, $0.6 of estimated future warranty costs were classified in accrued liabilities, and $3.0 and $3.1, respectively, were classified as other long-term liabilities in the consolidated balance sheets.

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

Valuation and Qualifying Accounts—We provide reserves for the collection of accounts receivable. The reserves for the years ended December 31, 2012, 2011 and 2010 are summarized below:

		Additions
	Balance at Beginning of Year	Charged to Costs & Expenses	Reductions	Balance at End of Year

Year Ended December 31, 2012:
Allowance for doubtful accounts	$6.9	$2.0	$(3.7)	$5.2

Year Ended December 31, 2011:
Allowance for doubtful accounts	$5.9	$2.9	$(1.9)	$6.9

Year Ended December 31, 2010:
Allowance for doubtful accounts	$6.3	$2.4	$(2.8)	$5.9

Financial Derivatives—We use interest rate swap derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. As of December 31, 2012, we were a party to an interest rate swap agreement entered into by Ohio River Metal Services (“ORMS”), which we acquired in December 2010 (see Note 2), in connection with the Jeffersonville, Indiana Industrial Revenue Bonds (“IRBs”) discussed in Note 9. The notional amount under the swap corresponds to the principal amount of one of the Jeffersonville IRBs, which was $3.9 as of December 31, 2012, with a remaining term of approximately five years. The fair value of the swap liability was $0.5 and $0.6 as of December 31, 2012 and 2011, respectively, and is considered Level 2 in the Accounting Standards Codification (“ASC”) Topic 820 fair value hierarchy discussed in Note 6.

The Company accounts for its derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment.

We do not apply hedge accounting to our outstanding interest rate swaps. We account for gains and losses on our interest rate swap derivatives based on realized and unrealized amounts. Realized gains and losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of our derivative contracts in place. Fair values of derivatives are determined from market observation or dealer quotations. Changes in the fair value of our derivative contracts are recognized in earnings during the current period, as prescribed by ASC 815.

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

Our October 31, 2012 annual review of goodwill indicated that goodwill was not impaired.

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

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (i) a significant decrease in the market value of an asset, (ii) a significant adverse change in the extent or manner in which an asset is used, or (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows over the life of the asset being evaluated.

Debt Issuance Costs—We defer certain expenses incurred to obtain debt financing and amortize these costs to interest expense over the term of the respective agreements using the straight-line method which approximates the effective interest method.

Taxes Collected from Customers—ASC Topic 605, Taxes Collected from Customers and Remitted to Governmental Authorities, addresses the income statement presentation of any tax collected from customers and remitted to a government authority and provides that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed. The Company’s policy is to present revenues net of sales taxes.

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

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income consists of foreign currency translation adjustments, net of tax, in the amount of $0.4 and $0.3 as of December 31, 2012 and 2011, respectively.

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

Delivery expense totaled $56.2, $50.3, and $36.8 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which amends some of the guidance in ASC Topic 220 “Comprehensive Income” regarding how companies must present comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either a single statement or two separate statements. A single statement would contain the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for all comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for all comprehensive income. The ASU is intended to increase the prominence of other comprehensive income in financial statements and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-05 are to be applied retrospectively. For public entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted ASU 2011-05 within its condensed consolidated financial statements in the first quarter of 2012. ASU 2011-05 impacts presentation only and has no effect on the Company’s financial condition, results of operations, or cash flows.

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

The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $3.3, which was allocated to goodwill. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Metals USA and Gregor. The Gregor acquisition was a taxable business combination and as such, the entire amount of goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Company’s Flat Rolled and Non-Ferrous Segment (see Note 5). The customer list intangible asset will be amortized on an accelerated basis over fifteen years based on its estimated useful life.

In connection with management’s preliminary valuation, $0.6 was reclassified from intangible assets to goodwill during the second quarter of 2012 (see Note 5 for further discussion of Gregor’s intangible assets), and $0.9 was reclassified from goodwill to inventory during the third quarter of 2012. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Accounts receivable, trade	$1.4
Inventories	1.6
Property and equipment	3.6
Customer list intangible assets	6.1
Trade name intangible assets	0.5
Technology intangible assets	1.3
Goodwill	3.3

Total assets acquired	17.8

Accounts payable and accrued liabilities	0.8

Total liabilities assumed	0.8

Net assets acquired	$17.0

Results for the year ended December 31, 2012 include operating results from the Gregor acquisition from the date of the acquisition closing. Gregor contributed $9.2 of incremental sales and $1.3 of incremental operating income for the year ended December 31, 2012. Acquisition-related costs for the year ended December 31, 2012 amounted to approximately $0.6 and are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income.

The pro forma effects of the Gregor acquisition would not have been material to our results of operations for the year ended December 31, 2012 and therefore are not presented.

The Richardson Trident Company

On March 11, 2011, we acquired all of the issued and outstanding stock of The Richardson Trident Company (“Trident”). Trident’s results of operations have been included in the consolidated statements of operations and comprehensive income since the date of acquisition. Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. Trident operates under The Richardson Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, and Odessa, Texas; Tulsa, Oklahoma; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia. The Company paid $90.4 in cash for the stock of Trident, which included $54.2 for the repayment of Trident debt, and $1.8 in the form of a note payable, for a total purchase price of $92.2. The purchase was funded with borrowings under the ABL facility.

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

Results for the year ended December 31, 2011 include operating results from the Trident acquisition from the date of the acquisition closing, which occurred on March 11, 2011. Trident contributed $132.4 of incremental sales and $9.1 of incremental operating income for the year ended December 31, 2011. Acquisition-related costs for the year ended December 31, 2011 amounted to approximately $1.6 million, which are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income.

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

Ohio River Metal Services

On December 31, 2010, we acquired all of the issued and outstanding stock of ORMS, located in Jeffersonville, Indiana. The results of operations of ORMS have been included in the consolidated statements of operations and comprehensive income since the date of acquisition. ORMS operates a flat rolled metal service center that provides metal products and processing services to customers throughout the Ohio River Valley area. The purchase price for ORMS was $17.9, including the assumption of $8.4 of long-term debt, and was funded with borrowings under the ABL facility. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $0.4, which was allocated to goodwill. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

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

J. Rubin & Co.

On June 28, 2010, we acquired all of the issued and outstanding stock of J. Rubin & Co. (“J. Rubin”) for $19.0. J. Rubin’s results of operations have been included in the consolidated statements of operations and comprehensive income since the date of acquisition. J. Rubin is a metal service center business that operates in Illinois, Wisconsin and Minnesota with a broad product mix consisting of carbon steel bars, carbon plate and laser-cut flat-rolled products. J. Rubin’s product mix and processing services are provided to a diverse range of end markets. The purchase price was funded with existing cash, $17.8 of which was paid at closing and $1.2 of which was placed in escrow to secure the sellers’ indemnity obligations. The purchase price included $6.0 for the repayment of J. Rubin debt at closing. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $3.5, which was allocated to goodwill. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Accounts receivable, trade	$3.8
Inventories	5.8
Other current assets	0.2
Property and equipment	9.7
Customer list intangible asset	2.0
Goodwill	3.5

Total assets acquired	25.0

Accounts payable and accrued liabilities	2.5
Deferred tax liabilities	3.5

Total liabilities assumed	6.0

Net assets acquired	$19.0

The customer list intangible asset is being amortized on an accelerated basis over ten years based in its estimated useful life. The pro forma effects of the J. Rubin acquisition would not have been material to our results of operations for the year ended December 31, 2010, and therefore are not presented.

3. Inventories

Inventories consist of the following:

	December 31,
	2012	2011
Raw materials—
Plates and Shapes	$165.0	$151.4
Flat Rolled and Non-Ferrous	215.6	198.5
Building Products	5.8	4.7

Total raw materials	386.4	354.6

Work-in-process and finished goods—
Flat Rolled and Non-Ferrous	36.3	38.8
Building Products	9.6	9.1

Total work-in-process and finished goods	45.9	47.9

Total inventories	$432.3	$402.5

4. Property and Equipment

Property and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2012	2011

Land	—	$15.6	$15.5
Buildings and improvements	3-40 years	117.5	114.3
Machinery and equipment	2-25 years	201.5	188.3
Automobiles and trucks	3-15 years	2.9	3.0
Construction in progress	—	18.1	12.9

Total property and equipment		355.6	334.0
Less: Accumulated depreciation		(103.8)	(86.2)

Total property and equipment, net		$251.8	$247.8

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $18.4, $18.2, and $14.0, respectively. These amounts do not include depreciation for our Building Products Group that is included in cost of sales which amounted to $2.1, $2.1, and $2.0 for the years ended December 31, 2012, 2011, and 2010, respectively.

5. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2012 and 2011 are as follows:

	As of December 31, 2011	Acquisitions/ Purchase Accounting Adjustments	Realization of Tax Benefits/Other	As of December 31, 2012
Plates and Shapes
Gross Goodwill and Carrying Amount of Goodwill	$14.5	$—	$(0.2)	$14.3

Flat Rolled and Non-Ferrous
Gross Goodwill and Carrying Amount of Goodwill	32.7	3.3	—	36.0

Building Products
Gross Goodwill and Carrying Amount of Goodwill	2.2	—	—	2.2

Corporate
Gross Goodwill	7.6	—	(1.3)	6.3
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	3.4	—	(1.3)	2.1

Consolidated Total
Gross Goodwill	57.0	3.3	(1.5)	58.8
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	$52.8	$3.3	$(1.5)	$54.6

	As of December 31, 2010	Acquisitions/ Purchase Accounting Adjustments	Realization of Tax Benefits/Other	As of December 31, 2011
Plates and Shapes
Gross Goodwill and Carrying Amount of Goodwill	$14.9	$—	$(0.4)	$14.5

Flat Rolled and Non-Ferrous
Gross Goodwill and Carrying Amount of Goodwill	24.4	8.3	—	32.7

Building Products
Gross Goodwill and Carrying Amount of Goodwill	2.2	—	—	2.2

Corporate
Gross Goodwill	10.0	—	(2.4)	7.6
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	5.8	—	(2.4)	3.4

Consolidated Total
Gross Goodwill	51.5	8.3	(2.8)	57.0
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	$47.3	$8.3	$(2.8)	$52.8

Additions to goodwill recorded for the Flat Rolled and Non-Ferrous segment for the year ended December 31, 2012 are attributable to the Gregor acquisition, which closed on March 12, 2012, discussed in Note 2. Reductions to goodwill for the Corporate and Plates and Shapes segments for the year ended December 31, 2012 are primarily attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Apollo Merger and the acquisition of Port City Metal Services, which were taxable business combinations.

Additions to goodwill recorded at the Flat Rolled and Non-Ferrous segment for the year ended December 31, 2011 are attributable to the Trident acquisition, which closed on March 11, 2011, discussed in Note 2. Reductions to goodwill for the Corporate and Plates and Shapes segments for the year ended December 31, 2011 are primarily attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Apollo Merger and the acquisition of Port City Metal Services, which were taxable business combinations.

We test for goodwill impairment annually at the reporting unit level using a fair value approach. We use the present value of future cash flows to determine fair value in combination with the market approach. While we believe that our key assumptions and estimates are consistent with those a hypothetical market participant would use given circumstances that are present at the time the estimates are made, future operating results could reasonably differ from our estimates and could require a provision for impairment in a future period. No impairments were recognized for the years ended December 31, 2012, 2011 or 2010.

The carrying amounts of the Company’s intangible assets are as follows:

	December 31,	December 31,
	2012	2011

Customer lists	$67.8	$61.7
Less: Accumulated amortization	(45.1)	(41.4)

	$22.7	$20.3

Trade names	$7.1	$6.6
Less: Accumulated amortization	(1.6)	(1.1)

	$5.5	$5.5

Technology	$1.3	$—
Less: Accumulated amortization	(0.1)	—

	$1.2	$—

Fulfillment contract	$0.8	$0.8
Less: Accumulated amortization	(0.1)	—

	$0.7	$0.8

During the year ended December 31, 2012, we acquired $6.1 of customer list intangible assets, $0.5 of trade name intangible assets, and $1.3 of technology intangible assets as a result of the Gregor acquisition discussed in Note 2.

During the year ended December 31, 2011, we acquired $19.0 of customer list intangible assets and $3.3 of trade name intangible assets as a result of the Trident acquisition discussed in Note 2.

During the year ended December 31, 2010, we acquired $2.0 of customer list intangible assets as a result of the J. Rubin acquisition discussed in Note 2. We became a party to a fulfillment contract in connection with our acquisition of ORMS on December 31, 2010, the value of which was estimated at $0.8.

No significant residual value is estimated for our intangible assets. Aggregate amortization of intangible assets for the years ended December 31, 2012, 2011 and 2010 was $4.4, $3.0, and $3.8, respectively.

Remaining aggregate amortization of our intangible assets is as follows:

For the Year Ending December 31,	Estimated Amortization Expense

2013	$4.5
2014	$4.2
2015	$3.8
2016	$3.3
2017	$3.0
Thereafter	$11.3

6. Fair Value Measurements

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

There were no transfers between Levels 1, 2, or 3 during the years ended December 31, 2012, 2011, and 2010.

As of December 31, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis. Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and, accordingly, the recorded values are believed by management to approximate fair value. The fair value of the Company’s debt that is fixed-rate is estimated by discounting the interest payments and principal amount at the Company’s current borrowing rate (yield to maturity). For floating rate debt, fair value is not sensitive to interest rates since coupons float with Treasury or London Interbank Offered Rate (“LIBOR”) yields, and book value is a reasonable approximation of fair value after considering the stability of the Company’s default risk. The fair value of the Company’s debt is considered Level 2 in the ASC 820 fair value hierarchy. The estimated fair value of current and long-term debt at December 31, 2012 and December 31, 2011 was $451.5 and $476.4, respectively.

7. Other Assets

Other assets consist of the following:

	December 31,
	2012	2011

Deferred financing costs	$7.1	$9.7
Deferred debt offering costs	3.9	2.8
Other	2.1	1.0

Total other assets	$13.1	$13.5

We incurred $4.0 of deferred debt offering costs during 2012 in connection with the completion of our new term loan financing and redemption of our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) discussed in Note 9. We incurred $2.9 of additional deferred financing costs during 2011 in connection with the amendment of the ABL facility discussed in Note 9. We incurred $6.8 of additional deferred financing costs during 2010 in connection with the amendment and restatement of the ABL facility discussed in Note 9.

Amortization of debt issuance costs for the years ended December 31, 2012, 2011 and 2010 was $3.4, $2.9 and $4.1, respectively. For the year ended December 31, 2012, $2.1 of deferred debt offering costs were written off in connection with the extinguishment of the Metals USA Notes discussed in Note 9. For the year ended December 31, 2010, $1.1 of deferred debt issuance cost was accelerated in connection with the extinguishment of debt. In addition, $0.5 of deferred financing cost was written off in connection with the amendment and restatement of the ABL facility in December 2010.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2012	2011
Salaries and employee benefits	$13.3	$15.1
Income taxes	—	1.0
Taxes, other than income	2.8	3.4
Interest	1.2	2.6
Insurance	4.5	4.2
Audit and tax fees	0.9	0.7
Warranty liability	0.6	0.6
Lease terminations	0.4	0.2
Other	3.9	1.9

Total accrued liabilities	$27.6	$29.7

9. Debt

Debt consists of the following:

	December 31,
	2012	2011

Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$216.3	$227.7
Senior Secured Term Loan (Term Loan)	222.7	—
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	—	226.3
Industrial Revenue Bonds (IRBs)	12.3	12.6
Capital lease and other obligations	0.3	2.0

Total debt	451.6	468.6
Less—current portion of debt	2.8	1.0

Total long-term portion of debt	$448.8	$467.6

The weighted average interest rate under the ABL facility for the years ended December 31, 2012 and 2011 was 2.45% and 2.77%, respectively.

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

As noted below, all of the Metals USA Notes were redeemed in December 2012, and the ABL facility maturity date is August 10, 2016.

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

As of December 31, 2012, we had $428.9 of eligible collateral, $216.3 in outstanding advances, $18.3 in open letters of credit and $194.3 of additional borrowing capacity. As of December 31, 2012, we had $15.3 of cash on hand.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of December 31, 2012), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of December 31, 2012). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.31%, respectively, as of December 31, 2012.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of December 31, 2012, our FCCR was 2.44. We were in compliance with all financial covenants as of December 31, 2012.

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

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized financing costs of $7.1 and $9.7 were included in other non-current assets as of December 31, 2012 and 2011, respectively.

Senior Secured Term Loan

On December 14, 2012, Flag Intermediate and Metals USA entered into a Senior Secured Term Loan Credit Agreement (the “Term Loan Agreement”) with certain lenders and Credit Suisse AG, as administrative agent. The Term Loan Agreement provides for a new seven year senior secured term loan to Metals USA in the amount of $225 million (the “Term Loan”). The Term Loan will amortize in equal quarterly installments during its term, commencing on March 31, 2013, in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan with the remainder due at maturity. The Term Loan bears interest, at Metals USA’s election, at an annual rate of either (i) the greater of a base rate and 2.25%, plus a margin of 4.00% or (ii) the greater of LIBOR and 1.25%, plus a margin of 5.00%. The Term Loan was issued at an original issue discount of 1.00%. Metals USA is the borrower under the Term Loan Agreement. All of Metals USA’s obligations under the Term Loan Agreement are and will be guaranteed by Flag Intermediate and all of Metals USA’s existing and future domestic subsidiaries, except as provided in the Term Loan Agreement.

The Term Loan Agreement contains certain customary negative covenants that limit or restrict the ability of Metals USA and certain of its subsidiaries to take certain actions. Subject to specified exceptions, these covenants limit the ability of Metals USA and certain of its subsidiaries to, among other things, incur indebtedness; create liens and encumbrances; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; engage in transactions with affiliates; and change their business. Among other exceptions to these covenants, the Term Loan Agreement includes a $15 million annual dividend basket in order to permit the distribution of funds by Metals USA to the Company for the payment of the Company’s previously announced regular quarterly dividend on the Company’s common stock, subject to declaration by the Company’s Board of Directors.

The Term Loan Agreement also contains customary affirmative covenants requiring, among other things, maintenance of corporate existence, licenses, properties and insurance; compliance with laws, payment of taxes and performance of other material obligations; and delivery of financial and other information to the lenders under the Term Loan Agreement. We were in compliance with all financial covenants as of December 31, 2012.

The Term Loan Agreement contains customary mandatory prepayment provisions, including a requirement to, subject to certain exceptions, prepay the Term Loan using (i) 100% of the net cash proceeds of any non-ordinary course of business asset sales that are not re-invested in the business of the Company as permitted by the Term Loan Agreement and (ii) 50% (subject to reduction to 25% or 0% if Metals USA achieves certain leverage targets) of annual excess cash flow, as defined in the Term Loan Agreement. The Term Loan Agreement permits voluntary prepayments of the Term Loan subject to certain restrictions. The Term Loan Agreement also includes customary events of default, including events of default relating to non-payment of principal, interest or fees, material inaccuracy of representations and warranties, violation of covenants, cross payment defaults, cross acceleration, a change of control (as defined in the Term Loan Agreement), bankruptcy and insolvency events, and the failure of the Intercreditor Agreement (as defined below) to remain in full force and effect. Subject to the terms and conditions of the Term Loan Agreement, if an event of default under the Term Loan Agreement occurs, the lenders will be able to accelerate the maturity of the loans outstanding under the Term Loan Agreement, together with accrued unpaid interest and other amounts owed, and exercise other rights and remedies.

The Term Loan and related obligations of Flag Intermediate, Metals USA and the subsidiaries of Metals USA are secured by a first priority security interest in (i) all of the equity interests of Metals USA held by Flag Intermediate and (ii) substantially all of the present and future material assets of Metals USA and each subsidiary guarantor, including pledges of equity interests in certain subsidiaries, provided that the liens securing the Term Loan are, as described below, second priority with respect to certain working capital assets with respect to which Metals USA’s ABL facility has a first priority lien.

In connection with the Term Loan Agreement, Flag Intermediate, Metals USA and the subsidiaries of Metals USA that guarantee the Term Loan entered into a Lien Subordination and Intercreditor Agreement effective December 14, 2012 (the “Intercreditor Agreement”). The Intercreditor Agreement governs the liens upon and security interests granted in the collateral securing both the Term Loan and the ABL facility. Under the Intercreditor Agreement, the ABL facility is secured by first priority security interests, and the Term Loan is secured by second priority security interests, in all accounts receivable, inventory and certain related assets of Flag Intermediate, Metals USA and the subsidiary guarantors. Under the Intercreditor Agreement, the Term Loan is secured by first priority security interests, and the ABL facility is secured by second priority security interests, in all other assets of Flag Intermediate, Metals USA and the subsidiary guarantors that serve as collateral for the facilities.

Costs related to the establishment of the Term Loan were capitalized and are being charged to interest expense over the life of the Term Loan. Unamortized financing costs of $3.9 were included in other non-current assets as of December 31, 2012.

11 1/8% Senior Secured Notes Due 2015

On November 30, 2005, Flag Acquisition Corporation (“Flag Acquisition”) sold $275.0 aggregate principal amount of the Metals USA Notes. On December 14, 2012, Metals USA used the proceeds of the Term Loan, in addition to borrowings under the ABL facility, to redeem all of the Metals USA Notes, representing an aggregate principal amount of $226.3 as of the date thereof. The redemption price of the Metals USA Notes was 101% of the outstanding principal amount, plus accrued and unpaid interest thereon. The aggregate cash payment for the redemption, including unpaid interest and a call premium of $4.2, was approximately $232.6. Upon completion of the redemption, the trustee under the indenture governing the Metals USA Notes acknowledged that all of the obligations of Flag Intermediate, Metals USA and the subsidiary guarantors thereunder have been satisfied and discharged and the liens on the collateral securing the obligations relating to the Metals USA Notes have been released.

In connection with the redemption of the Metals USA Notes, $2.1 of unamortized deferred debt offering costs were written off and included in the loss on extinguishment of debt.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. As of December 31, 2012, our total indebtedness under the IRBs was $12.3. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $3.9 and $2.7 as of December 31, 2012, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of December 31, 2012, the weighted average interest rate on the IRBs was 0.44%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all financial covenants as of December 31, 2012.

Restricted Payments

Both the ABL Credit Agreement and the Term Loan Agreement contain restrictions as to the payment of dividends. Under the ABL Credit Agreement, general distributions are unlimited if the FCCR is at least 1.1:1.0 and availability (including a 30 day lookback) exceeds the greater of (i) $50.0 and (ii) 15% of the lesser of the borrowing base (not to exceed $75.0) and the aggregate commitments. As of December 31, 2012, our FCCR as defined in the ABL Credit Agreement was 2.44, and our borrowing availability was $194.3.

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

Maturities

Scheduled maturities of long-term debt outstanding at December 31, 2012, are as follows:

	Years Ended December 31,
	2013	2014	2015	2016	2017	Beyond
ABL facility	$—	$—	$—	$216.3	$—	$—
Term Loan	2.2	2.3	2.3	2.3	2.3	213.6
IRBs	0.4	0.4	0.4	0.5	0.5	10.1
Capital lease and other obligations	0.2	0.1	—	—	—	—

Total	$2.8	$2.8	$2.7	$219.1	$2.8	$223.7

10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
Current provision (benefit):
Federal	$20.1	$15.9	$2.9
State	(1.7)	2.6	2.3

	$18.4	$18.5	$5.2

Deferred provision (benefit):
Federal	3.4	13.8	2.8
State	1.0	1.6	(1.7)

	4.4	15.4	1.1

Total provision	$22.8	$33.9	$6.3

The components of income before income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
United States	$75.4	$98.5	$18.8
Foreign	0.1	—	(1.0)

Income before income taxes	$75.5	$98.5	$17.8

The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Years Ended December 31,
	2012	2011	2010
Federal income tax at statutory rates	$26.5	$34.5	$6.3
State taxes, net of federal income tax benefit	1.6	4.2	0.7
Production activity deduction	(1.9)	(2.0)	(0.6)
Change in valuation allowance	0.4	(0.3)	(2.8)
Uncertain tax positions	(2.9)	(1.5)	0.6
Other	(0.9)	(1.0)	2.1

Total provision	$22.8	$33.9	$6.3

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Accounts receivable and inventories	$1.4	$0.3
Accrued liabilities	6.8	8.3
Tax attributes and carryforwards	11.8	12.0
Other comprehensive income	(0.3)	(0.3)
Other	2.8	2.9

Total deferred tax assets	22.5	23.2

Deferred tax liabilities:
Property and equipment	(78.3)	(74.6)
Intangible assets	(0.3)	(1.3)
Deferred revenue	(30.4)	(30.3)
Other	(1.7)	(0.9)

Total deferred tax liabilities	(110.7)	(107.1)

Valuation allowance	(5.7)	(5.3)

Deferred tax assets (liabilities), net	$(93.9)	$(89.2)

As of December 31, 2012, we recorded both federal and state current and noncurrent net deferred tax assets/(liabilities) of $5.3 and ($99.2), respectively. As of December 31, 2011, we recorded both federal and state current and noncurrent net deferred tax assets/(liabilities) of $7.9 and ($97.1), respectively.

As of December 31, 2012, our net operating loss (“NOL”) carryforwards for U.S. federal income taxes had been fully utilized. As of December 31, 2012, we have state NOL carryforwards of $204.9 with carryforward periods ranging from five to twenty years depending on the loss jurisdiction. Our state NOL carryforwards expire between 2013 and 2029. In addition, a portion of our state NOL carryforwards are subject to the state equivalent Internal Revenue Code section 382 annual limitation as a result of changes in ownership that occurred in 2002 and 2005. We also have Canadian NOL carryforwards of $2.3 which expire between 2027 and 2029.

ASC Topic 740 “Income Taxes,” (“ASC 740”) requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is adjusted in the periods that we determine the more likely than not standard will or will not be met. A valuation allowance of $5.7 and $5.3 was recorded at December 31, 2012 and 2011, respectively, against state NOL carryforwards and Canadian net deferred tax assets. In 2012, the state NOL valuation allowance increased by $0.4.

Our tax returns are subject to periodic examination by the various taxing jurisdictions in which we operate. These examinations can result in adjustments to taxes due or adjustments to NOL carryforwards which are available to offset future income.

In 2005 in conjunction with the Apollo Merger, and in 2006 as a result of our acquisition of Port City, our carryover basis in tax deductible goodwill exceeded the corresponding book amounts. In accordance with ASC 740, a deferred tax asset for the excess was not recorded. Instead, the tax benefits from the excess amortization of tax deductible goodwill, as realized, are applied as follows: first to reduce financial statement goodwill related to the Apollo Merger/acquisition of Port City to zero, then as a reduction of noncurrent intangible assets related to the Apollo Merger/acquisition of Port City, with any excess tax benefit reducing our provision for income taxes. In the years ended December 31, 2012 and 2011, goodwill was reduced by $1.5 and $2.8, respectively.

Unrecognized Tax Benefits

As of December 31, 2012, 2011, and 2010, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $2.3, $4.7, and $5.6, respectively.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. During the year ended December 31, 2012, the accrued interest and penalties on uncertain tax positions decreased by $1.9. During the year ended December 31, 2011, the accrued interest and penalties on uncertain tax positions decreased by $0.3. During the year ended December 31, 2010, the accrued interest and penalties on uncertain tax positions increased by $0.1. The Company had $0.6 and $2.5 of interest and penalties accrued at December 31, 2012 and 2011, respectively.

We believe it is reasonably possible that a decrease of up to $0.4 in the consolidated liability for unrecognized tax benefits related to settlements of federal and state tax uncertainties may occur within the next twelve months. In addition, we believe it is reasonably possible that approximately $0.8 of other remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized within the next twelve months as a result of a lapse of the statute of limitations.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2003 and are no longer subject to state and local, or foreign income tax examinations for years before 2001.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$7.4	$11.6	$10.9
Gross increases due to tax positions in prior periods	0.4	3.7	1.4
Gross decreases due to tax positions in prior periods	(2.9)	(4.7)	(0.3)
Gross increases due to tax positions in current period	0.1	—	0.4
Decreases due to lapses of statutes of limitations	(1.7)	(3.2)	(0.8)

Balance at end of period	$3.3	$7.4	$11.6

11. Stockholders’ Equity

Common Stock

In accordance with our amended and restated certificate of incorporation, we are authorized to issue 140,000,000 shares of common stock, $0.01 par value. At December 31, 2012, 37,140,245 shares were issued and 37,132,394 shares were outstanding. At December 31, 2011, 37,059,236 shares were issued and 37,058,507 shares were outstanding.

Preferred Stock

Also in accordance with our amended and restated certificate of incorporation, Metals USA Holdings is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value. At December 31, 2012 and 2011, no shares of preferred stock were issued and outstanding.

Treasury Stock

At December 31, 2012, 7,851 shares of the Company’s common stock were held as treasury stock at an average cost of $15.92 per share. At December 31, 2011, 729 shares of the Company’s common stock were held as treasury stock at an average cost of $15.01 per share. All such shares were used to satisfy applicable tax withholding obligations for certain participants upon vesting of restricted stock awards as described under “Restricted Stock” in Note 12 below.

Stock Split and Amended and Restated Certificate of Incorporation

On March 19, 2010, the Company’s Board of Directors approved a 1.7431-for-1 split of the Company’s common stock. The split was effected as a stock dividend on April 5, 2010. The consolidated financial statements for the year ended December 31, 2010 as presented herein give retroactive effect to the stock split. In addition, the Company’s Board of Directors approved an increase in the Company’s authorized shares of common stock from 30,000,000 to 140,000,000, pursuant to our amended and restated certificate of incorporation. The amended and restated certificate of incorporation also authorizes the issuance of 10,000,000 shares of preferred stock, $0.01 par value. Our stockholders approved the amended and restated certificate of incorporation on March 19, 2010.

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

12. Stock-Based Compensation

Total stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was $2.4, $1.5, and $1.2, respectively. Stock-based compensation expense is included in our consolidated statements of operations and comprehensive income in “Selling, general and administrative expense.” Cash proceeds from stock option exercises are a component of financing cash flows from continuing operations. Cash received from stock option exercises amounted to $0.1 for the year ended December 31, 2012, while the actual tax benefit realized for the tax deduction from these stock option exercises, as well as restricted stock awards that vested, was $1.1. Stock option exercises, restricted stock vesting and the related tax benefits realized during the years ended December 31, 2011 and 2010 were not material.

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

2010 Long-Term Incentive Plan

In March 2010 our Board of Directors adopted, and our stockholders approved, the Metals USA Holdings 2010 Long-Term Incentive Plan (the “2010 Plan”). The purposes of the 2010 Plan are to further the growth and success of Metals USA and to reward and incentivize the outstanding performance of our key employees, directors, consultants and other service providers by aligning their interests with those of stockholders through equity-based compensation and enhanced opportunities for ownership of shares of our common stock.

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

Stock Options

The exercise price of stock option awards is equal to the closing market price on the grant date or the closing market price on the day previous to the grant date, as determined at the time of the grant. The Company generally issues additional shares to satisfy stock option exercises. We use the Black-Scholes option valuation model to estimate the fair value of our stock options. Valuation assumptions are as follows:

•

Expected Volatility—Expected volatility for option grants was determined based on historical trading data for peer companies over the options’ expected terms, since the Company’s historical trading data is limited to the period subsequent to our April 2010 IPO.

•

Expected Term—The expected term of our options is the anticipated time period between the grant date and the exercise or post-vesting cancellation date, and falls between the options’ vesting and contractual expiration dates.

•	Risk-Free Rate—The risk-free rate is the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period equals the options’ expected term.

•

Expected Dividend Yield—The dividend yield assumption reflects the Company’s historical dividend yield adjusted for management’s expectations for any future dividend yields at the grant date. Our assumption reflected no dividends.

The fair value of stock options is estimated on the grant date. The following is a summary of valuation assumptions and grant-date fair values for stock option grants during the years ended December 31, 2012 and 2010. There were no stock options granted during the year ended December 31, 2011.

	Grants During the Years Ended December 31,
	2012	2011	2010
Weighted average stock price volatility	64.2%	—	62.5%
Expected term (in years)	4.0-5.0	—	4.0-5.0
Risk-free interest rate	0.89%	—	1.51%
Expected dividend yield	0.0%	—	0.0%
Weighted average grant date fair value per share	$5.96	—	$6.94

Aggregated information regarding Company issued stock options is summarized below:

	2005 Plan
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	448,344	$2.55
Granted	—	—
Exercised	(19,260)	2.30
Canceled or expired	—	—

Balance, December 31, 2012	429,084	2.56	3.2	$6.4

Vested and Exercisable as of:
December 31, 2012	420,368	$2.43	3.1	$6.3

	2010 Plan
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	625,400	$13.17
Granted	373,000	11.25
Exercised	(3,675)	13.17
Canceled or expired	(24,225)	12.79

Balance, December 31, 2012	970,500	12.44	8.9	$4.9

Vested and Exercisable as of:
December 31, 2012	423,500	$12.68	8.4	$2.0

The total intrinsic value of options exercised during the year ended December 31, 2012 was $0.2. Total unrecognized compensation cost related to stock options outstanding was $2.6 as of December 31, 2012.

Restricted Stock

On September 13, 2010, pursuant to the 2010 Plan, 130,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years, while the awards granted to the members of our Board of Directors vest ratably over three years. The fair value of the restricted stock granted was $13.17 per share, determined based on the fair value of the Company’s common stock on the grant date. During the years ended December 31, 2012 and 2011, 33,800 and 34,394 shares, respectively, of restricted stock vested, and a total of 1,800 shares of restricted stock were forfeited. Total unrecognized compensation cost related to restricted stock granted in September 2010 was $0.6 as of December 31, 2012.

On January 1, 2012, pursuant to the 2010 Plan, 82,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years from the date of grant, while the awards granted to the members of our Board of Directors vest ratably over two years from the date of grant. The fair value of the restricted stock granted was $11.25 per share, determined based on the closing price of the Company’s common stock on the day previous to the grant date. During the year ended December 31, 2012, 24,274 shares of restricted stock vested, and there were no forfeitures. Total unrecognized compensation cost related to restricted stock granted in January 2012 was $0.7 as of December 31, 2012.

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

The following tables summarize financial information regarding segments:

	Plates and Shapes	Flat Rolled and Non- Ferrous	Building Products	Corporate and Other	Total
Year Ended December 31, 2012:
Net sales	$787.1	$1,124.7	$82.8	$(11.0)	$1,983.6
Operating income (loss)	77.5	67.9	1.5	(28.9)	118.0
Capital expenditures	11.1	7.4	0.2	1.4	20.1
Depreciation and amortization(1)	9.3	13.0	2.2	0.4	24.9
Year Ended December 31, 2011:
Net sales	$765.9	$1,046.7	$85.8	$(12.5)	$1,885.9
Operating income (loss)	83.0	78.1	(0.7)	(25.2)	135.2
Capital expenditures	6.4	10.5	4.6	0.3	21.8
Depreciation and amortization(1)	9.6	10.9	2.2	0.6	23.3
Year Ended December 31, 2010:
Net sales	$538.0	$680.5	$83.0	$(9.4)	$1,292.1
Operating income (loss)	38.4	45.3	(0.6)	(22.9)	60.2
Capital expenditures	2.3	0.7	—	1.0	4.0
Depreciation and amortization(1)	9.2	7.0	2.4	1.2	19.8

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	December 31,
	2012	2011	2010

Total Assets:
Plates and Shapes	$361.8	$357.1	$328.1
Flat Rolled and Non-Ferrous	558.7	550.5	329.8
Building Products	38.0	39.5	38.7
Corporate and Other	45.4	37.7	48.9

Consolidated	$1,003.9	$984.8	$745.5

The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. The reconciliation of operating income (loss) to income before income taxes is shown within the Consolidated Statements of Operations and Comprehensive Income and therefore is not separately presented.

For the year ended December 31, 2012, Gregor contributed $9.2 and $1.3 of incremental net sales and operating income, respectively, versus the same period of 2011.

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

Our areas of operations are solely in the U.S. and Canada. No domestic or foreign geographic area is significant to the consolidated operations. Export sales were $15.7, $15.3 and $13.6 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had no material long-lived assets in its Canadian operations at December 31, 2012 and 2011.

We have a broad customer base within the U.S. with no single customer being significant to consolidated operations. For the years ended December 31, 2012, 2011, and 2010, sales to any one customer did not exceed 10% of consolidated net sales.

14. Employee Benefit Plans

The Metals USA 401(k) Plan (the “Metals USA Plan”) was established on June 1, 1998. Effective January 1, 2004, participants are eligible to join the Metals USA Plan on hire date. Employee contributions are limited to the Internal Revenue Service established annual dollar limits.

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

The Company’s matching contributions for both plans for the years ended December 31, 2012, 2011 and 2010 were $1.6, $1.3 and $0.6, respectively.

15. Commitments and Contingencies

Operating Lease Agreements

We lease certain office space, warehouse space and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2012 are as follows:

Years Ended December 31,	Minimum Rental Commitments

2013	$11.0
2014	7.8
2015	7.4
2016	4.5
2017	3.3
Thereafter	9.8

Total minimum lease payments	$43.8

Rental expense for operating leases was $14.0, $14.2 and $14.2 for the years ended December 31, 2012, 2011 and 2010, respectively.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. Our total withdrawal liability, including interest and amortization charges, amounted to approximately $5.4 and $6.0 as of December 31, 2012 and 2011, respectively.

Dividends on Common Stock

On October 22, 2012, our Board of Directors authorized the initiation of a regular annual cash dividend payable on Metals USA Holdings’ common stock, to be declared and paid quarterly. Our Board of Directors also declared our first regular quarterly cash dividend in the amount of $0.06 per share, which was paid on November 27, 2012 to stockholders of record as of the close of business on November 13, 2012.

On February 5, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.06 per share, which was paid on March 12, 2013 to stockholders of record as of the close of business on February 26, 2013.

The declaration and payment of any future dividends will be at the discretion of the Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by the Board of Directors. The initiation of this new dividend policy is not a guarantee that a dividend will be declared or paid in any particular period in the future.

Letters of Credit

Letters of credit outstanding at December 31, 2012 consist of letters of credit in the amount of $12.4 in conjunction with the IRBs (see Note 9) and other letters of credit aggregating $5.9 (total letters of credit of $18.3 at December 31, 2012). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Contingencies

Litigation Relating to the Merger

Putative class action lawsuits challenging the proposed transaction have been filed on behalf of Metals USA Holdings stockholders in Florida state court and federal court. The actions are captioned Edwards v. Metals USA Holdings Corp. et al., No. CACE13003979 (Fla. Cir. Ct. Broward County) and Savior Associates v. Goncalves, et al., No. 0:13-cv-60492 (S.D. Fla.), respectively. The operative complaint in the Edwards action alleges that the directors of Metals USA Holdings breached their fiduciary duties to Metals USA Holdings stockholders by engaging in a flawed sales process, by agreeing to sell Metals USA Holdings for inadequate consideration, and by agreeing to improper deal protection terms in the Merger Agreement. The complaint also contends that the directors of Metals USA Holdings have breached their fiduciary duties by releasing a proxy statement that allegedly contains false and misleading information and omits material facts. In addition, the lawsuit alleges that Metals USA Holdings and Reliance aided and abetted these purported breaches of fiduciary duty. The complaint in the Savior Associates matter alleges that Metals USA Holdings and its directors released a proxy statement that contains false and misleading information and that omits material facts, in violation of state law and federal securities laws. The complaint further alleges that the directors of Metals USA Holdings breached their fiduciary duties to Metals USA Holdings stockholders. The Savior Associates complaint also claims that Apollo Management V, L.P. breached its fiduciary duties to Metals USA Holdings stockholders by, among other things, allegedly causing Metals USA Holdings to engage in the transaction pursuant to an inadequate process at an unfair price. In addition, the lawsuit alleges that Reliance aided and abetted these purported breaches of fiduciary duty. The lawsuits seek, among other things, an injunction barring the Merger. The Company believes that the lawsuits are without merit.

Other Litigation

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material effect on our consolidated financial position, results of operations or liquidity.

16. Related Party Transactions

Upon completion of the Apollo Merger, Metals USA Holdings entered into an advisory agreement with Apollo under which Apollo or its affiliates provided us with advisory services. Pursuant to the agreement, Apollo received an annual advisory fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. Apollo elected to waive $0.5 of the annual advisory fee indefinitely, but reserved the right to revoke this waiver. The payment obligation was recorded as a current liability at the present value of minimum future annual payments of $1.5 and deferred advisory fees of $8.6 were amortized on a straight-line basis over the term of the agreement.

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

The weighted average number of shares used to determine basic and diluted earnings per share was:

	Years Ended December 31,
	2012	2011	2010
Weighted average shares outstanding—basic	37,083,174	37,041,813	33,795,375
Effect of dilution:
Stock options	276,372	281,768	307,440
Restricted stock	3,261	1,391	—

Weighted average shares outstanding—diluted	37,362,807	37,324,972	34,102,815

Antidilutive stock options and restricted stock excluded from calculation	970,500	625,400	632,000

18. Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2012 and 2011 is as follows:

	2012 Quarter Ended				2011 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$437.5	$483.7	$537.1	$525.3	$455.7	$492.3	$505.6	$432.3
Operating income	18.1	27.4	38.3	34.2	26.8	35.3	43.3	29.8
Net income	3.7	13.7	19.0	16.3	14.0	16.7	21.5	12.4
Net income per share:
Income per share—basic	$0.10	$0.37	$0.51	$0.44	$0.38	$0.45	$0.58	$0.34
Income per share—diluted	$0.10	$0.37	$0.51	$0.44	$0.37	$0.45	$0.57	$0.33

19. Subsequent Event

On February 6, 2013, Metals USA Holdings, Reliance and Merger Sub entered into the Merger Agreement under which Reliance has agreed to acquire Metals USA Holdings. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, the Merger will take place with Metals USA Holdings surviving as a wholly-owned subsidiary of Reliance.

At the effective time of the Merger, each outstanding share of Metals USA Holdings common stock (other than dissenting shares, treasury shares, shares owned by Reliance and its subsidiaries and shares owned by any subsidiary of Metals USA Holdings) will be cancelled and converted into the right to receive $20.65 in cash, without interest. Also at the effective time of the Merger, each option to acquire common stock granted under any Metals USA Holdings equity incentive plan, whether vested or unvested, that is outstanding will become fully vested and be converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of $20.65 over the per share exercise price of the option multiplied by (ii) the total number of shares of common stock subject to the option. Each share of restricted stock granted under any Metals USA Holdings equity incentive plan, whether vested or unvested, will be cancelled and converted into the right to receive $20.65 per share in cash.

The parties’ obligations to complete the Merger are conditioned upon customary closing conditions, including the approval of the Merger and the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Metals USA Holdings common stock. The Merger is not conditioned upon Reliance’s receipt of financing.

In addition, on March 8, 2013, Metals USA Holdings and Lourenco Goncalves, our President and Chief Executive Officer, entered into a separation agreement and general release (the “Separation Agreement”), which provides that Mr. Goncalves’ employment with the Company will be terminated without cause immediately prior to the effective time of the Merger, which would entitle Mr. Goncalves to receive, pursuant to the terms of his employment agreement with the Company, in addition to any accrued and unpaid compensation and benefits through the date of termination:

•	a lump sum payment of $750,000 representing one year of his annual base salary;

•

one year of his annual base salary, or $750,000, payable in accordance with the Company’s regular payroll schedule over a twelve month period commencing in the thirteenth month following the termination of his employment;

•

a lump sum payment of $307,398, representing a pro-rated bonus for 2013, the year in which the termination of employment occurs, which amount will increase by $3,014 for each day after April 12, 2013 on which the closing occurs;

•

a lump sum payment of $1.1 million payable in March 2015 and a lump sum payment of $1.1 million payable in March 2016, representing a bonus for each of the two fiscal years after the fiscal year in which the termination of employment occurs; and

•

at his election, to continue his and his beneficiaries’ participation in the Company’s medical benefit plans in which they participated prior to the date of termination, and reimbursement for the cost of COBRA continuation of such coverage for a period of up to eighteen months.

The Separation Agreement includes a general release of claims against the Company and its subsidiaries as required by the terms of Mr. Goncalves’ employment agreement with the Company. In addition, Mr. Goncalves is subject to certain restrictions on his ability to compete with the Company for two years or solicit its customers or employees for two years after the date of termination.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed. There have been no changes in our internal controls during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements contained in this report, has issued an attestation report on the Company’s internal control over financial reporting.

The evaluation of effectiveness of the Company’s internal control over financial reporting did not include the internal control over financial reporting at Gregor Technologies LLC (“Gregor”), which was acquired on March 12, 2012 and whose net and total assets constitute approximately 0.1 percent and 1.8 percent of net and total assets, respectively, of the consolidated financial statement amounts as of December 31, 2012. Gregor’s sales and net loss constitute approximately 0.5 percent of net sales and 0.7 percent of net income of the consolidated financial statement amounts for the year ended December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Metals USA Holdings Corp.

Fort Lauderdale, Florida

We have audited the internal control over financial reporting of Metals USA Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Gregor Technologies, LLC, which was acquired on March 12, 2012 and whose net and total assets constitute approximately 0.1 percent and 1.8 percent of net and total assets, respectively, of the consolidated financial statement amounts as of December 31, 2012 and whose sales and net loss constitute approximately 0.5 percent of net sales and 0.7 percent of net income of the consolidated financial statement amounts for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Gregor Technologies, LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding that on February 6, 2013, Metals USA Holdings Corp., Reliance Steel & Aluminum Co. (“Reliance”) and RSAC Acquisition Corp. (a wholly-owned subsidiary of Reliance), entered into an Agreement and Plan of Merger under which Reliance has agreed to acquire Metals USA Holdings Corp.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
March 15, 2013

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s Certificate of Incorporation provides that the number of directors must be at least six but not more than 15, and must be divided into three classes as nearly equal in number as possible. The exact number of directors within that range is determined from time to time by the Board of Directors and currently consists of seven members. The term of each class is three years, and the term of one class expires each year in rotation. Set forth below is certain information about our directors and executive officers, as of the date of filing:

C. Lourenco Goncalves, 55, has been President and Chief Executive Officer, and director of the Company since February 2003. On May 1, 2006, Mr. Goncalves became Chairman of the Board of Directors of the Company. From March 1998 to February 2003, Mr. Goncalves was President and Chief Executive Officer of California Steel Industries, Inc. (CSI), a company located in Fontana, California. Prior to that, Mr. Goncalves was employed by Companhia Siderúrgica National (CSN) in Brazil. During 17 years with CSN, Mr. Goncalves held several positions in operations and sales, the last one as a Managing Director. Mr. Goncalves serves on the Board of Directors of Ascometal, a major European producer of special steels headquartered in Paris, France. Mr. Goncalves earned a masters of science degree in metallurgical engineering from the Federal University of Minas Gerais in Belo Horizonte, Brazil, and a bachelor’s degree in engineering from the Military Institute of Engineering in Rio de Janeiro, Brazil.

John T. Baldwin, 56, became a director and Chairman of the Audit Committee of the Company on May 1, 2006 and a director of Metals USA on January 18, 2006. Mr. Baldwin served as Senior Vice President and Chief Financial Officer of Graphic Packaging Corporation from September 2003 to August 2005, and as Vice President and Chief Financial Officer of Worthington Industries, Inc. from December 1998 to September 2003. He joined Worthington, a steel processor, in 1997 as Treasurer. Prior to Worthington, Mr. Baldwin served in various financial capacities at Tenneco, Inc. in Greenwich, Connecticut, London, England and Houston, Texas. Mr. Baldwin is a graduate of the University of Houston and the University of Texas School of Law. Mr. Baldwin served on the Board of The Genlyte Group Incorporated, a lighting manufacturer, from March 2003 through January 2008, at which time he resigned from such Board upon the company’s purchase by Koninklijke Philips Electronics N.V., and was Chairman of the Audit Committee of The Genlyte Group Incorporated from April 2006 through January 2008.

Larry K. Powers, 70, became a director of the Company on April 8, 2010. Mr. Powers served as a Chairman, President and Chief Executive Officer of The Genlyte Group Incorporated, a manufacturer of lighting fixtures and controls, from April 2000 until its acquisition by Koninklijke Philips Electronics N.V. in January 2008. Mr. Powers joined Genlyte’s Board of Directors in July 1993 and was appointed Genlyte’s President and Chief Executive Officer in January 1994. Prior to that time, Mr. Powers held a variety of management, sales and marketing positions within Genlyte including Executive Vice President, President of Genlyte U.S. Operations, and President of the High Intensity Discharge/Outdoor Division. Before joining Genlyte, Mr. Powers held a variety of sales, marketing and general management positions in the lighting industry. Mr. Powers received a B.S. from Brigham Young University and a certificate from the Penn State University Executive Management Training Program.

Mark A. Slaven, 56, became a director of the Company on April 8, 2010. Mr. Slaven is the CEO of Tolt Service Group, an IT service provider, where he has been employed since September 2008. Previously, Mr. Slaven served as Executive Vice President, Chief Financial Officer and Treasurer of Cross Match Technologies, Inc., an international identity management company, from August 2006 to January 2008. Mr. Slaven was Senior Vice President, Chief Financial Officer and Treasurer of Cross Match Technologies, Inc. from October 2005 until August 2006. From October 2004 until August 2005, Mr. Slaven served as Chief Financial Officer of Spectrasite Communications, Inc., a North American wireless communications site operator. In June 1997, Mr. Slaven joined 3Com Corporation, a networking solutions provider, where he served as a Vice President until June 2002, at which time he was promoted to Chief Financial Officer and served in such capacity until August 2004. Prior to that time, he held a variety of senior financial management positions at Lexmark International, Inc. and International Business Machines Corporation. He also practiced as an engineer with General Dynamics Corporation. Mr. Slaven served as a Director of Terayon Communication Systems, Inc. from July 2003 to August 2006 and as a director of LCC International, Inc. from January 2008 to November 2008. Mr. Slaven received an M.B.A. in finance with honors from the University of Chicago Graduate School of Business and a B.S. in Civil Engineering from Tufts University.

Eric L. Press, 47, became a director of the Company on May 9, 2005 and a director of Metals USA on November 30, 2005. Mr. Press is a partner of Apollo Management, L.P. Prior to joining Apollo in 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group (BCG), a management consulting firm focused on corporate strategy. Mr. Press has been engaged in all aspects of Apollo’s lodging, leisure and entertainment investment activities, as well as Apollo’s investments in basic industries and financial services. Mr. Press serves on the boards of directors of Apollo Commercial Real Estate Finance, Inc. (from 2009 to present), Athene (from 2009 to present), Verso Paper Corp. (from 2009 to present), Prestige Cruise Holdings (from 2007 to present), Affinion Group (from 2005 to present), Caesars Entertainment Corporation (from 2008 to present) and Noranda Aluminum Holding Corporation (from 2007 to present). In the last five years, Mr. Press served on the board of directors of Quality Distribution, Inc. (from 2004 to 2008), Innkeepers USA Trust (from 2007 to 2010) and served on the Board of Trustees of the Rodeph Sholom School in New York City (from 2004 to 2010). Mr. Press graduated Magna Cum Laude from Harvard College with an A.B. in Economics, and from Yale Law School, where he was a Senior Editor of the Yale Law Review.

M. Ali Rashid, 36 became a director of the Company on May 9, 2005 and a director of Metals USA on November 30, 2005. Mr. Rashid is a partner of Apollo Management, L.P. He has been employed with Apollo since 2000. Prior to that time, Mr. Rashid was employed by the Goldman Sachs Group in the Financial Institutions Group of its Investment Banking Division. Mr. Rashid serves on the board of directors of Quality Distribution (from 2005 to present), Realogy Corporation (from 2007 to present) and Ascometal (from 2011 to present). Mr. Rashid served on the boards of directors of Countrywide plc from 2007 to 2009 and Noranda Aluminum Holding Corporation from 2007 to 2013. Mr. Rashid received an M.B.A. from the Stanford Graduate School of Business and graduated Magna Cum Laude and Beta Gamma Sigma from Georgetown University with a B.S. in Business Administration.

Matthew R. Michelini, 31, became a director of the Company and Metals USA on November 21, 2008. Mr. Michelini is a principal of Apollo Management, L.P. He joined Apollo in 2006. Prior to joining Apollo, Mr. Michelini was a member of the Mergers & Acquisitions group at Lazard Frères & Co. Mr. Michelini serves on the boards of directors of Athene (from 2010 to present) and Noranda Aluminum Holding Corporation (from 2007 to present). Mr. Michelini graduated from Princeton University with a B.S. in Mathematics and a Certificate in Finance.

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

The composition of our Board is balanced among three independent directors, three directors affiliated with Apollo, our largest stockholder, and our President and Chief Executive Officer. That balance, to which each of our directors contributes, is important to us for the following reasons:

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

Executive Officers

Robert C. McPherson, III, 49, became Senior Vice President of Metals USA on March 31, 2003, Chief Financial Officer of Metals USA on December 1, 2005 and Senior Vice President and Chief Financial Officer of Metals USA Holdings on May 1, 2006. From August 2004 through November 2005, Mr. McPherson was President of the Building Products Group of Metals USA and from March 2003 to August 2004, Mr. McPherson was Senior Vice President, Business Development of Metals USA. Prior to joining us, Mr. McPherson was employed at CSI from 1989 until March 2003. Mr. McPherson served in a number of capacities at CSI, most recently having served as Treasurer and Controller from 1996 until 2003, Assistant Treasurer from 1992 until 1996, and as Cash Management Administrator from 1989 until 1992.

Roger Krohn, 60, became Senior Vice President of Operations in January 2011, responsible for operations at all Metals USA facilities. Previously, Mr. Krohn served as President of the Flat Rolled and Non-Ferrous Group of Metals USA from November 2003 until January 2011 and was responsible for the operations of our Flat Rolled and Non-Ferrous Group. Mr. Krohn served as President of Krohn Steel Service Center from 1982 until 1998. After we acquired Krohn Steel Service Center in 1998, Mr. Krohn remained as President and General Manager of Metals USA until becoming President of the Flat Rolled and Non-Ferrous Group in November 2003. After attending college, Mr. Krohn served seven years as a pilot in the U.S. Air Force, commissioned as an officer in 1975.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s reporting officers and directors, and persons who own more than ten percent of the Company’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, the NYSE and the Company. Based solely on the Company’s review of the forms filed with the SEC and written representations from reporting persons that they were not required to file Form 5 for certain specified years, the Company believes that all of its reporting officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them during the year ended December 31, 2012.

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

Committees of the Board

The Board currently maintains among its standing committees a Compensation Committee, an Audit Committee, a Nominating/Governance Committee and an Executive Committee. The following provides a description of certain functions and current membership for each of these committees of the Board of Directors.

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

The current members of the Compensation Committee are Messrs. Michelini, Press and Rashid. The Board of Directors has not determined that any of Messrs. Michelini, Press or Rashid is independent. We have availed ourselves of the “controlled company” exception under NYSE corporate governance rules which exempts us from the requirement that we have a compensation committee composed entirely of independent directors. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding the “controlled company” exception.

In March 2013, the Compensation Committee, with the assistance of our Chief Legal Officer, reviewed the Company’s compensation policies and practices with a focus on identifying any aspects or components of such policies and practices that may create risks that are reasonably likely to have a material adverse effect on the Company. Although this review focused largely on potential risks associated with executive level compensation programs and policies, the Compensation Committee also discussed the Company’s compensation policies and practices for all employees. While discussing potential risks, the Compensation Committee also discussed the presence of risk mitigating factors such as the existence of internal controls and of counter-balancing compensation forms and programs. As a result of this review, the Compensation Committee has concluded that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

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

The current members of the Audit Committee are Messrs. Baldwin, Powers and Slaven. The Board of Directors has determined that each of Messrs. Baldwin, Powers and Slaven qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and are independent as defined in Rule 10A-3 of the Exchange Act and under the NYSE listing standards. Furthermore, each member of the Audit Committee has accounting and related financial management expertise within the meaning of the NYSE listing standards.

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

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics, which is a “code of ethics” as defined by the applicable rules of the SEC, which has been posted on our website at www.metalsusa.com. The Company intends to post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Chief Executive Officer, Chief Financial Officer and Controller) on the Company’s website at www.metalsusa.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation, Discussion and Analysis section discusses the manner in which the Company compensated its three named executive officers—Messrs. C. Lourenco Goncalves, Robert C. McPherson III, and Roger Krohn—for the fiscal year ended December 31, 2012. It explains the Company’s philosophy and objectives with respect to executive compensation, the principal components of executive compensation, and the policies and procedures under which forms and amounts of executive compensation are determined.

Merger with Reliance

We entered into the Merger Agreement with Reliance on February 6, 2013. The Merger Agreement prohibits the Company from taking certain compensation actions, including increasing salaries or other compensation for executives and making grants of equity awards, without the consent of Reliance. The Merger with Reliance may result in payments to our named executive officers. See “Potential Payments upon Termination or Change of Control—Change of Control Compensation” below for more information.

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

In making decisions with respect to 2012 executive compensation, the Compensation Committee considered a number of factors, including the Company’s performance, the need to design our executive compensation program to tie our executives’ goals and interests to those of ours and our stockholders, and the importance of attracting and retaining highly qualified executives.

In 2010, the Compensation Committee considered a report produced by Towers Watson, Inc. (“Towers Watson”), a compensation consultant that the Compensation Committee retained to aid in a review of our executive compensation program. In 2010, Towers Watson provided an analysis of the Company’s executive compensation program as compared to a competitive peer group of identified companies, as well as to more general survey data. Towers Watson did not provide any other services to the Compensation Committee or to the Company in 2010. Towers Watson also did not provide any services to the Compensation Committee or to the Company since 2010, and the Compensation Committee did not engage Towers Watson to update its 2010 report.

In 2012, the Compensation Committee engaged Pay Governance to conduct an evaluation and competitive assessment of the Company’s top 14 senior managers and officers, including the named executive officers. In performing its analysis and making recommendations, Pay Governance reported to and acted at the direction of the Compensation Committee. The Compensation Committee did not act upon or adopt any of Pay Governance’s recommendations in 2012 as the compensation decisions for 2012 had already been made before Pay Governance delivered its report to the Compensation Committee in June 2012. If the pending Merger is not consummated, the Compensation Committee intends to consider the report of Pay Governance in connection with its future compensation decisions. Pay Governance is not affiliated with any of our directors or officers and the work of Pay Governance has not raised any conflicts of interest. Our management did not engage Pay Governance and did not direct or oversee the executive compensation analysis and recommendations of Pay Governance, and Pay Governance did not provide any other services to the Compensation Committee or the Company in fiscal 2012.

In making its determinations in 2012, the Compensation Committee believed it remained appropriate to consider the Towers Watson report in making decisions with respect to our executive compensation program.

Towers Watson’s report provided a peer group analysis based on competitive data for base salary, annual cash incentive awards and long-term stock-based incentives paid by a peer group of U.S.-based public companies that operate in the same industry as us and compete with us for executive talent. Set forth below are the companies that were selected as our core peer group for fiscal 2010 and which remained the same in fiscal 2012.

Company	Primary Industry
• Reliance Steel & Aluminum Co.	Steel
• Gerdau Long Steel North America	Steel
• AK Steel Holding Corporation	Steel
• Steel Dynamics, Inc.	Steel
• Commercial Metals Company	Steel
• Ryerson Holding Corporation	Steel
• Worthington Industries, Inc.	Steel
• Applied Industrial Technologies	Trading & Distributing
• Schnitzer Steel Industries, Inc.	Steel
• Russel Metals, Inc.	Trading & Distributing
• Carpenter Technology Corporation	Steel
• Kaman Corporation	Trading & Distributing
• NCI Building Systems	Building Products
• AM Castle & Co.	Steel
• Quanex Building Products Corporation	Building Products
• Olympic Steel Inc.	Steel

In addition, Towers Watson’s report presented general survey information collected from the following three published compensation surveys reflecting manufacturing and general industry practices: the Watson Wyatt Data Services 2009/10 Top Management Survey; Mercer 2009 Executive Compensation Survey; and Towers Perrin 2009 Executive Compensation Survey. Though Towers Watson’s report did not disclose the specific companies included in these surveys, the data collected from the surveys and considered by the Compensation Committee were tailored to match the Company’s size (companies with an annual revenue or sales volume of $1 to 2.5 billion). The Compensation Committee believes the general survey data is relevant largely to validate the core peer group information presented in the Towers Watson report. Otherwise, the Compensation Committee accorded greater weight to the core peer group data in making decisions with respect to 2012 executive compensation, as the Compensation Committee believes our core peer companies are our primary source of, and competition for, executive talent.

Ultimately, the Compensation Committee views the information presented in the Towers Watson report as reflective of current compensation practices, but does not specifically target, or “benchmark,” any element of compensation or the total compensation paid to the named executive officers to base, justify or provide a framework for any compensation decision. Rather, the Compensation Committee continued to take into account the information presented by Towers Watson as one of many factors in making executive compensation decisions for 2012.

Components of and Decisions Concerning 2012 Executive Compensation

For fiscal year ended December 31, 2012, the principal components of compensation for our executives are described below, along with analysis of the decisions underlying compensation paid during the 2012 fiscal year:

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

For fiscal 2012, the Compensation Committee determined that the base salaries of our named executive officers should continue to remain at the levels established in July 2010, except for Mr. Krohn who received a $15,000 increase upon his promotion to Senior Vice President in January 2011. The Compensation Committee concluded that, because our named executive officers’ base salaries had been adjusted in the second half of 2010, they remained fair and competitive for 2012. The table below sets forth the base salaries paid to our named executive officers in 2012:

Name	Fiscal 2012 Base Salary ($)

C. Lourenco Goncalves	$750,000
Robert C. McPherson III	$350,000
Roger Krohn	$300,000

The Compensation Committee determined that it remained appropriate in 2012 to set Mr. Goncalves’s base salary at a higher level than the salaries of the Company’s other named executive officers. In reaching that conclusion, the Compensation Committee took into account the Chief Executive Officer’s high level of responsibility for the Company’s overall performance, the general market range of chief executive officer salaries among companies in our peer group, and arms-length negotiations with Mr. Goncalves.

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

All of our named executive officers participated in the SEBP during fiscal 2012. For fiscal 2012, the amounts that individual executives were awarded under the SEBP were determined as follows. Each executive was assigned a target bonus amount, expressed as a percentage of his base salary for the year. Messrs. McPherson and Krohn’s target bonus amounts were set at 70% of their respective base salaries. Mr. McPherson’s employment agreement with the Company provides that his target bonus shall be 70% of his base salary, and the Compensation Committee decided to set Mr. Krohn’s target bonus at the same level. Mr. Goncalves’s target bonus amount was set at 100% of his base salary, as set forth in his employment agreement with the Company. For more information regarding our named executive officers’ contractual arrangements with the Company, see “—Employment and Severance Agreements” below.

For Messrs. Goncalves and McPherson, the performance metric and target performance level that was established under the SEBP in respect of fiscal 2012 was based on the achievement of a certain Company Adjusted EBITDA target. Bonus potential ranged from a low of zero to an upper limit of 200% of target. For Mr. Krohn, the performance metric and target performance level that was established under the SEBP in respect of fiscal 2012 was based on the achievement of the Company Adjusted EBITDA target and a safety target. Bonus potential ranged from a low of zero to an upper limit of 200% of target. Target bonus as to 10% of Mr. Krohn’s base salary was dependent on the achievement of a safety goal (as measured by the Company’s Total Recordable Incident Rate calculated in accordance with Occupational Safety and Health Administration (“OHSA”) guidelines, which we refer to as “TRIR”). The TRIR for a given period of time is equal to the total man hours worked during such period divided by 200,000 divided by the total number of “OSHA Recordable Injuries” (as defined by OHSA guidelines) incurred. Under the terms of the SEBP, for purposes of the portion of annual bonus payable in respect of the safety metric, TRIR of 2.5 would result in a bonus of 100% of the safety metric target. For purposes of the portion of the annual bonus payable under the SEBP in respect of the Adjusted EBITDA targets, Company Adjusted EBITDA of $140.0 million would have resulted in payment of 100% of the bonus target dependent on that metric. No bonus in respect of the safety or EBITDA performance metric would have been payable if the target performance levels were not achieved.

The Compensation Committee then exercised its discretion in determining actual bonus payouts. It decided that Messrs. Goncalves and McPherson should receive additional discretionary cash bonuses of $264,562 and $25,192, respectively. In making these determinations, the Compensation Committee considered several factors, including the overall performance of the Company, whether a particular executive exceeded objectives and/or goals established for such executive, whether a particular executive made a unique contribution to the Company during the year, the compensation analysis presented by Towers Watson in 2010, and other factors traditionally considered by the Compensation Committee (such as profitability, workplace safety and the efficient use of capital).

Expressed in dollars, the Company awarded the following bonus amounts for fiscal 2012:

Name	2012 Target SEBP Compensation	2012 Actual SEBP Compensation	2012 Discretionary Bonus

C. Lourenco Goncalves	$750,000	$835,438	$264,562
Robert C. McPherson III	$245,000	$274,808	$25,192
Roger Krohn	$210,000	$160,000	$—

Long-Term Equity Incentive Plan

On March 19, 2010, our Board of Directors adopted, and our stockholders approved, the Metals USA Holdings 2010 Long-Term Incentive Plan (the “2010 LTIP”). Through the 2010 LTIP, we provide long-term equity incentive awards to key employees, directors, consultants and other service providers, in order to reward and incentivize outstanding performance and to align the interests of such individuals with those of the stockholders. The 2010 LTIP is administered by the Compensation Committee, which has the authority to select individuals to whom awards may be granted, to determine the type of award, to determine the terms and conditions of any such awards, to interpret the terms and provisions of the 2010 LTIP and awards granted thereunder, and to otherwise administer the plan.

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

In late 2011, the Compensation Committee determined that all of our named executive officers, along with other participants in the 2010 LTIP, should receive annual grants of equity awards under the 2010 LTIP with the grants having a grant date of January 1, 2012.

The following table sets forth the awards received by our named executive officers under the 2010 LTIP granted on January 1, 2012:

Name	Shares of Restricted Common Stock	Shares Underlying Options to Purchase Common Stock

C. Lourenco Goncalves	30,000	120,000
Robert C. McPherson III	6,500	27,000
Roger Krohn	3,500	15,000

The option awards composed approximately 75% of the total value of the equity awards granted under the 2010 LTIP on January 1, 2012, and the restricted stock awards composed approximately 25% of the total value. In deciding to weight the equity awards in favor of options, the Compensation Committee considered recommendations presented by Towers Watson in 2010, but ultimately drew its own conclusions regarding the optimal method for incentivizing officers to enhance shareholder value.

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

Tax Considerations

We consider the anticipated tax treatment of our executive compensation program when setting levels and types of compensation. Section 162(m) of the Internal Revenue Code (the “Code”) generally disallows a tax deduction to public companies for compensation paid to a company’s chief executive officer or any of its other three most highly compensated executive officers, other than the chief financial officer, in excess of $1 million in any year, with certain performance-based compensation being specifically exempt from this deduction limit. With respect to compensation paid pursuant certain to arrangements, including the SEBP and 2010 LTIP, we intend to rely, if necessary, on Treasury Regulation Section 1.162-27(f), which provides that the deduction limit of Section 162(m) of the Code does not apply to any remuneration paid pursuant to a compensation plan or agreement that existed during the period in which Metals USA Holdings was not publicly held. We may rely on this “grandfather” provision with respect to any particular plan or agreement until (a) the expiration of such plan or agreement, (b) the first material modification of such plan or agreement; (c) the issuance of all employer stock and other compensation that has been allocated under such plan, (d) the first meeting of our stockholders held to elect directors that occurs after 2013; or (e) such other date required by Section 162(m) of the Code.

While we consider the tax treatment of our executive compensation programs generally, the deductibility of compensation expense under Section 162(m) of the Code was not a material consideration for our Compensation Committee in 2012 due to the levels and types of compensation we paid in 2012.

Say-on-Pay Vote

In May 2011, at our annual meeting of stockholders, we held an advisory vote on the compensation of our named executive officers, commonly referred to as a “say-on-pay” vote. Our stockholders approved the compensation of our named executive officers, with over 94% of the votes present at our annual meeting of stockholders and entitled to vote on the proposal cast in favor of it. In considering executive compensation practices for 2012, the Compensation Committee did not believe it was necessary to make any material changes to our executive officer compensation policies in response to this vote.

Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2012, 2011 and 2010.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total

C. Lourenco Goncalves	2012	$750,000	$287,682	$337,500	$725,982	$835,438	$185,022	$3,121,624
Chairman, President and	2011	$750,000	$254,000	$—	$—	$846,000	$21,752	$1,871,752
Chief Executive Officer	2010	$687,500	$631,130	$592,650	$1,263,650	$—	$251,260	$3,426,190

Robert C. McPherson III	2012	$350,000	$30,344	$73,125	$163,346	$274,808	$75,707	$967,330
Senior Vice President and	2011	$350,000	$23,640	$—	$—	$276,360	$35,604	$685,604
Chief Financial Officer	2010	$330,000	$196,350	$131,700	$280,885	$—	$30,431	$969,366

Roger Krohn	2012	$300,000	$2,744	$39,375	$90,748	$160,000	$26,029	$618,896
Senior Vice President,	2011	$300,000	$—	$—	$—	$235,000	$—	$535,000
Operations	2010	$285,000	$139,650	$65,850	$157,998	$—	$2,790	$651,288

(1)	The amounts in column (c) reflect the base salaries paid to the named executive officers during fiscal 2012, 2011, and 2010. In 2010, the Compensation Committee increased base salary levels for the named executive officers effective July 1, 2010. Accordingly, the salary figures presented in column (c) for 2010 reflect that the named executive officers received lower base salaries from January 1 until July 1, 2010, and then received higher base salaries from July 1, 2010 until December 31, 2010.

(2)	The amounts in column (d) reflect the discretionary bonuses awarded to the named executive officers in 2012, 2011, and 2010 and special bonuses paid on outstanding stock options held by the named executive officers in the amount of $0.06 per share in November 2012 in connection with the payment of the Company’s quarterly dividend.
(3)	The amounts in column (e) reflect the fair value of stock awards granted in fiscal 2012 and 2010 in accordance with FASB ASC Topic 718. There were no stock awards granted in 2011. For further information about such awards, see “—Compensation Discussion and Analysis—Long Term Equity Incentive Plan” above.
(4)	The amounts in column (f) reflect the fair value of option awards granted in fiscal 2012 and 2010 in accordance with FASB ASC Topic 718. There were no option awards granted in 2011. For further information about such awards, see “—Compensation Discussion and Analysis—Long Term Equity Incentive Plan” above.
(5)	The amounts in column (g) reflect the cash incentive plan awards to the named executive officers in 2012 and 2011. There were no cash incentive plan awards to the named executive officers in 2010 under the SEBP or otherwise. The discretionary bonuses paid to the named executive officers in 2012, 2011 and 2010 under the SEBP are reported in column (d).
(6)	The amounts in column (h) reflect the following for each named executive officer for the fiscal year ended December 31, 2012:

Name	Total Perquisites and Personal Benefits	Other Compensation

C. Lourenco Goncalves	$176,972	$8,050
Robert C. McPherson III	$70,117	$5,590
Roger Krohn	$20,769	$5,260

Perquisites and personal benefits consist of the following:

•	the amount attributable to Company reimbursements for club dues payable by the named executive officer; and

•	the amount of income taxes paid by the Company on behalf of the named executive officer for club dues; and

•	the amounts attributable to Company reimbursements for medical insurance premiums; and

•	the amounts attributable to unused vacation pay for the named executive officers, of which Messrs. Goncalves and McPherson were paid $126,528 and $27,108, respectively, during 2012; and

•	the amounts attributable to reimbursements for relocation costs, of which $32,594 was reimbursed to Mr. McPherson during 2012.

Other compensation consists of the following:

•	matching contributions allocated by the Company to the named executive officers pursuant to the Metals USA 401(k) Plan; and

•

dividends in the amount of $0.06 per share paid in November 2012 on outstanding unvested restricted stock awards held by the named executive officers in connection with the payment of the Company’s quarterly dividend.

Grants of Plan-Based Awards

The following table sets forth the amounts grants of equity and non-equity incentive plan awards made to our named executive officers in fiscal 2012:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum

C. Lourenco Goncalves	1/1/2012	$—	$750,000	$1,500,000	30,000	120,000	$11.25	$1,063,482
Robert C. McPherson III	1/1/2012	$—	$245,000	$490,000	6,500	27,000	$11.25	$236,471
Roger Krohn	1/1/2012	$—	$210,000	$420,000	3,500	15,000	$11.25	$130,123

(1)	Represents threshold, target and maximum amounts payable to each of our executive officers upon achievement of certain performance metrics established by the Compensation Committee under the SEBP. For more information about such performance metrics, see “—Compensation Discussion and Analysis—Cash Incentive Awards.” For the actual amounts of cash awards paid to our named executive officers in fiscal 2012, see “—Compensation Discussion and Analysis—Cash Incentive Awards” and “—Summary Compensation Table.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards to our named executive officers as of the end of fiscal 2012:

(a)	(b)	(c)		(d)	(e)	(f)		(g)
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
C. Lourenco Goncalves	85,331	—		$2.30	11/30/2015	—		—
	90,000	90,000	(1)	$13.17	7/1/2020	22,500	(2)	$393,525	(5)
	30,000	90,000	(3)	$11.25	1/1/2022	22,500	(4)	$393,525	(5)
Robert C. McPherson III	18,863	—		$2.30	11/30/2015	—		—
	20,000	20,000		$13.17	7/1/2020	5,000		$87,450	(5)
	6,750	20,250		$11.25	1/1/2022	4,875		$85,264	(5)
Roger Krohn	8,236	—		$2.30	11/30/2015	—		—
	11,250	11,250		$13.17	7/1/2020	2,500		$43,725	(5)
	3,750	11,250		$11.25	1/1/2022	2,625		$45,911	(5)

(1)	Option vests at the rate of 25% per year, with the first vesting date occurring on July 1, 2011.
(2)	Restricted stock vests at the rate of 25% per year, with the first vesting date occurring on July 1, 2011.
(3)	Option vests at the rate of 25% per year, with the first vesting date occurring on December 21, 2012, and each January 1, 2014, 2015 and 2016 thereafter.
(4)	Restricted stock vests at the rate of 25% per year, with the first vesting date occurring on December 21, 2012, and each January 1, 2014, 2015 and 2016 thereafter.
(5)	The value has been calculated based on the closing stock price as of December 31, 2012 of $17.49.

Option Exercises and Stock Vesting

None of our named executive officers exercised options during fiscal 2012. The table below sets forth information regarding shares acquired upon the vesting of restricted stock awards during fiscal 2012.

	Outstanding Restricted Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

C. Lourenco Goncalves	18,750	$306,113
Robert C. McPherson III	4,125	$67,319
Roger Krohn	2,125	$34,719

(1)	The value has been calculated based on the closing stock price as of the June 29, 2012 and December 21, 2012 vesting dates.

Employment and Severance Agreements

Messrs. Goncalves and McPherson have employment agreements, and Mr. Krohn has a severance agreement, with the Company.

Under his employment agreement with the Company, Mr. Goncalves agreed to serve until December 31, 2014, unless terminated earlier under the terms of the agreement. Mr. Goncalves is entitled to receive an initial annual base salary of $750,000, and as of fiscal year 2012, the Compensation Committee of the Board of Directors reviews his base salary on an annual basis to determine if it should be increased. Mr. Goncalves is eligible throughout the term of his employment agreement to earn a target bonus of 100% per year of his base salary, based on the Company’s achievement of specified performance objectives. Additionally, on March 8, 2013, Metals USA Holdings entered into a separation agreement and general release which provides that Mr. Goncalves’ employment with Metals USA Holdings will be terminated without cause immediately prior to the effective time of the Merger which would entitle Mr. Goncalves to receive the severance payments and benefits under the terms of his employment agreement with Metals USA Holdings for a “qualifying termination of employment” as defined below.

Under his employment agreement with the Company, Mr. McPherson is entitled to receive an initial annual base salary of $300,000 and is eligible for an annual bonus of 70% of his base salary under the SEBP. The initial term of the employment agreement has been and will continue to be automatically renewed for successive one-year periods unless 90 days’ prior notice of termination is given by either party.

Each of Messrs. Goncalves and McPherson is party to an employment agreement that provides severance benefits in the event that his respective employment is terminated by the Company without cause or by him for good reason at any time during the employment period (we refer to such a termination as a “qualifying termination of employment”).

As noted above, Metals USA Holdings and Mr. Goncalves agreed that Mr. Goncalves’ employment with Metals USA Holdings will be terminated without cause immediately prior to the effective time of the Merger, which would entitle Mr. Goncalves to receive, in addition to any accrued and unpaid compensation and benefits through the date of termination:

•	a lump sum equal to one year of his annual base salary;

•

an amount equal to one year of his annual base salary payable in accordance with the Company’s regular payroll schedule over a twelve month period commencing in the thirteenth month following the termination of his employment;

•

a lump sum payment of $307,398, representing a pro-rated bonus for the year in which the termination of employment occurs, which amount will increase by $3,014 for each day after April 12, 2013 on which the closing occurs;

•

a lump sum payment of $1.1 million in March 2015 and a lump sum payment of $1.1 million in March 2016, representing a bonus for each of the two fiscal years after the fiscal year in which the termination of employment occurs; and

•

at his election to continue his and his beneficiaries’ participation in the Company’s medical benefit plan in which they participated prior to the date of termination, and reimbursement for the cost of COBRA continuation coverage for a period of up to eighteen months.

Upon a qualifying termination of employment, Mr. McPherson is entitled to receive, in addition to any accrued and unpaid compensation and benefits through the date of termination:

•	a lump sum payment equal to eighteen months of annual base salary (such payments to be repaid by Mr. McPherson if he violates the terms of his employment agreement);

•	a pro-rated bonus for the year in which the termination of employment occurs, based on actual performance for such year; and

•

at his election to continue his and his beneficiaries’ participation in the Company’s medical benefit plan in which they participated prior to the date of termination, and reimbursement for the cost of COBRA continuation coverage for a period of up to eighteen months.

In addition, Mr. Goncalves is subject to certain restrictions on his ability to compete with the Company for two years or solicit its customers or employees for two years after the date of termination, while Mr. McPherson is subject to certain restrictions on his ability to compete with the Company for eighteen months or solicit its customers or employees for two years after his termination of employment.

Mr. Krohn is subject to a severance agreement with the Company that provides that in the event of a qualifying termination of employment, Mr. Krohn is entitled to receive, in addition to any accrued and unpaid compensation and benefits through the date of termination, his annual base salary for a period of twelve months following his termination of employment (such payments to cease if he violates any material terms of his severance agreement prior to such time) and, at his election to continue his and his beneficiaries’ participation in the Company’s medical benefits plan in which they participated prior to the date of termination, reimbursement for the cost of COBRA continuation coverage for a period of up to twelve months. Additionally, Mr. Krohn is subject to certain restrictions on his ability to compete with the Company for one year (or two years in the event that his employment is terminated for cause or he resigns without good reason) and to solicit the Company’s customers or employees for two years after his termination.

For purposes of Messrs. Goncalves and McPherson’s employment agreements and Mr. Krohn’s severance agreement:

•	“good reason” is generally defined to mean:

•	a reduction in annual base salary;

•	a material diminution of the executive officer’s responsibilities;

•	a relocation of the executive officer’s primary work place beyond a 50 mile radius from its current location;

•	a material breach by the Company of the respective agreement; and

•

for Mr. Goncalves, (i) a reduction is his opportunity for a bonus, (ii) the requirement to report to any person who in turn reports to the board, (iii) the Company’s failure to appoint Mr. Goncalves as chairman, chief executive officer and president of certain of the Company’s subsidiaries, and (iv) the Company’s failure to nominate Mr. Goncalves for election to the board of directors or as its chairman.

•	“cause” is generally defined to mean:

•	the commission of a felony or a crime of moral turpitude;

•	the commission of a willful and material act of dishonesty involving the Company or any of its subsidiaries;

•	any material breach of the written policies or procedures of the Company or any of its subsidiaries which causes material harm to the Company or its subsidiaries;

•	any other willful misconduct that causes material harm to the Company, any of its subsidiaries, or the business reputation of any of the foregoing entities; or

•	a material breach of the executive’s obligations under the respective agreement.

Each of the officers will be subject to certain restrictions on the ability of such officer to compete with us and to solicit our customers or employees. In addition, each of the officers is a party to restricted stock award agreements and stock option award agreements that provide for immediate vesting of all unvested restricted stock and options upon a “change of control” (as defined in such agreements and/or the 2010 LTIP). We have summarized and quantified below the estimated payments that would be made to each officer under the agreements described above, assuming a triggering event occurred on December 31, 2012, and with respect to a change of control, if the Merger with Reliance was consummated on April 12, 2013. The changed circumstances resulting from the Company becoming a wholly-owned subsidiary of Reliance as a result of the Merger could result in the employment of the executives being terminated thereafter on a basis entitling them to severance payments. Mr. Goncalves intends to resign from the Company upon the closing of the Merger, which would entitle him to certain severance payments described below.

Potential Payments upon Termination or Change of Control

Our employment and severance agreements are described under “—Employment and Severance Agreements” above.

If (1) each of our named executive officers terminated his employment for “good reason” or was terminated other than for “cause,” death or disability, or for Mr. Goncalves, upon the expiration of his current contract on December 31, 2014, or for Mr. McPherson, if we elected not to renew his employment agreement; or (2) each of our named executive officers was terminated as a result of death or disability or (3) a “change of control” occurred as of December 31, 2012 (and the named executive officers were terminated immediately thereafter on a basis entitling them to severance payments), our named executive officers would be paid the following amounts, respectively:

	Good Reason Termination or Involuntary without Cause Termination on December 31, 2012	Death or Disability on December 31, 2012	Change of Control on December 31, 2012
C. Lourenco Goncalves:
Compensation
Accrued Salary	$17,308	$17,308	$17,308
Accrued Bonus (Incentive Plan)	1,100,000	1,100,000	1,100,000
Annual Bonus (Incentive Plan) for two years after termination (1)	2,200,000	—	—
Lump Sum Salary (12 months)	750,000	750,000	—
Monthly Salary (12 months)	750,000	—	—
Benefits and Perquisites
Health and Welfare Benefits	26,766	26,766	26,766
Disability Income (2)	—	1,576,886	—
Life Insurance Benefits (3)	—	400,000	—
Accrued Vacation Pay	4,165	4,165	4,165
Long-Term Incentives:
Stock Options (4)	—	—	2,822,578
Restricted Stock Grants (5)	—	—	787,050

Robert C. McPherson III:
Compensation
Accrued Salary	$6,731	$6,731	$6,731
Accrued Bonus (Incentive Plan)	300,000	300,000	300,000
Lump Sum Salary (12 months)	—	350,000	—
Monthly Salary (18 months)	525,000	—	—
Benefits and Perquisites
Health and Welfare Benefits	17,844	17,844	17,844
Disability Income (2)	—	2,097,413	—
Life Insurance Benefits (3)	—	400,000	—
Accrued Vacation Pay	1,910	1,910	1,910
Long-Term Incentives:
Stock Options (4)	—	—	627,809
Restricted Stock Grants (5)	—	—	172,714

Roger Krohn:
Compensation
Accrued Salary	$5,769	$5,769	$5,769
Accrued Bonus (Incentive Plan)	235,000	235,000	235,000
Monthly Salary (12 months)	300,000	—	—
Benefits and Perquisites
Health and Welfare Benefits	17,844	17,844	17,844
Disability Income (2)	—	896,405	—
Life Insurance Benefits (3)	—	400,000	—
Accrued Vacation Pay	27,698	27,698	27,698
Long-Term Incentives:
Stock Options (4)	—	—	315,905
Restricted Stock Grants (5)	—	—	89,636

(1)	Mr. Goncalves is entitled to a bonus for each of the two fiscal years following the fiscal year in which termination occurs as calculated under the SEBP for the applicable fiscal year based on the Company’s achievement of the specified performance objectives set forth under the SEBP. The amounts in the table above are the agreed upon amount of the estimated bonus for each of 2014 and 2015 (the two years following the year of termination) pursuant to Mr. Goncalves’ separation agreement and general release of claims, which provides for a payment of $1,100,000 for each of those two fiscal years.
(2)	Reflects the maximum lump-sum present value of all future payments each named executive would be entitled to receive under the Company’s disability program. Each named executive would be entitled to receive benefits until he reaches age 65.
(3)	Reflects the maximum lump-sum amount of $200,000 payable to each named executive’s beneficiaries upon his death plus the maximum lump-sum amount of $200,000 payable in the event of accidental death under the Company’s life insurance program.

(4)	Reflects the estimated value of options that would immediately vest upon a “change of control,” and assumes that any “under water” options would be cancelled.
(5)	Reflects the value of restricted stock awards that immediately vest upon a “change of control.” The value has been calculated based on the closing stock price as of December 31, 2012 of $17.49.

Change of Control Compensation in Connection with the Merger

The amounts indicated below are estimates of amounts that would be payable assuming that the Merger with Reliance were consummated on April 12, 2013 and, with respect to Messrs. McPherson and Krohn, that the employment of Messrs. McPherson and Krohn were terminated immediately thereafter on a basis entitling them to severance payments. As noted above, Mr. Goncalves’ employment will be terminated immediately prior to the effective time of the Merger. These estimates are based on multiple assumptions that may or may not actually occur, including the assumption that the employment of each of Messrs. McPherson and Krohn will be terminated on a basis entitling them to severance payments. Some of these assumptions are based on information not currently available and, as a result, the actual amounts, if any, to be received by Messrs. McPherson and Krohn may differ in material respects from the amounts set forth below. The amounts set forth below for Mr. Goncalves were agreed upon by Metals USA Holdings in the separation agreement and general release entered into on March 8, 2013.

Change of Control Compensation

Name	Cash(1)	Equity(2)	Benefits(3)	Total
C. Lourenco Goncalves Chairman, President and Chief Executive Officer	$4,007,398	$2,848,028	$66,539	$6,921,965
Robert C. McPherson III Senior Vice President and Chief Financial Officer	608,836	632,664	33,459	1,274,959
Roger Krohn Senior Vice President, Operations	300,000	344,259	52,910	697,169

(1)	The named executive officers are entitled to severance payments upon a qualifying termination of employment as described above. Although, in the case of Messrs. McPherson and Krohn, the cash severance payments and benefits are not directly related to the Merger, this table assumes that a qualifying termination of employment would occur following consummation of the Merger. Therefore, for purposes of this table these cash severance payments are presented as “double trigger” payments. The severance benefits are subject to the named executive officer’s execution (and non-revocation) of a general release of claims against the Company. Generally, the named executive officers are subject to covenants of non-competition and non-solicitation of the Company’s employees and customers during employment and for a period of up to two years thereafter, and to perpetual duties of confidentiality and non-disparagement. As noted above, Metals USA Holdings and Mr. Goncalves agreed that Mr. Goncalves’ termination of employment with Metals USA Holdings immediately prior to the effective time of the Merger will be a qualifying termination event. As required by his employment agreement, Mr. Goncalves executed an agreement which included a general release of claims on March 8, 2013. The severance payments disclosed in this column consist, for each named executive officer, of the following components paid in cash:

Name	Base Salary	Additional Salary Payments	Pro-Rated Target Bonus	Bonus for 2014 and 2015	Total
C. Lourenco Goncalves	$750,000	$750,000	$307,398	$2,200,000	$4,007,398
Robert C. McPherson III	350,000	175,000	$83,836	—	608,836
Roger Krohn	300,000	—	—	—	300,000

Mr. Goncalves is entitled to a bonus for each of the two fiscal years following the fiscal year in which termination occurs as calculated under the Company’s SEBP for the applicable fiscal year based on the Company’s achievement of the specified performance objectives set forth under the SEBP. The amount in the column above entitled “Bonus for 2014 and 2015” represents the amount agreed to pursuant to Mr. Goncalves’ separation agreement and general release of claims, and is based upon the $1,100,000 annual bonus paid to Mr. Goncalves in respect of calendar year 2012 under the SEBP.

(2)

In accordance with the Merger Agreement and the terms of the equity awards granted to the named executive officers under the 2010 LTIP, the outstanding equity awards held by named executive officers vest upon completion of the Merger. Amounts in the table reflect only the value of unvested awards, the vesting of which will be accelerated upon the consummation of the Merger. The acceleration of the outstanding equity awards is deemed to be “single-trigger” because it will occur at the effective time of the Merger, regardless of whether the named executive officer’s employment is terminated. Amounts in the table represent the amounts payable in cash for each unvested stock option and restricted share of common stock held by the named executive officers.

The number and value of unvested, “in-the-money” stock options and restricted shares of common stock held by the named executive officers that would be entitled to accelerated vesting in the Merger are set forth below. The value of each stock option is calculated as the difference between (a) $20.65 and (b) the exercise price of each of the unvested stock options. The value of each share of restricted share of common stock is $20.65.

Name	Number of Unvested Stock Options	Value of Unvested Stock Options ($)	Number of Shares of Restricted Stock	Value of Shares of Restricted Stock ($)
C. Lourenco Goncalves	180,000	$1,519,200	64,350	$1,328,828
Robert C. McPherson III	40,250	339,950	14,175	292,714
Roger Krohn	22,500	189,900	7,475	154,359

(3)	The named executive officers are entitled to post-employment medical benefits in the form of Company-paid COBRA continuation coverage for up to 18 months, in the case of Mr. Goncalves, and 12 months, in the case of Messrs. McPherson and Krohn, following the date of the qualifying termination of employment. As with cash severance payments, this benefit is subject to the named executive officer’s execution (and non-revocation) of a general release of claims against the Company and its subsidiaries.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Company has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based upon such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the 2012 fiscal year.

THE COMPENSATION COMMITTEE

M. Ali Rashid, Chairman

Matthew R. Michelini

Eric L. Press

Non-Executive Director Compensation for 2012

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2012.

(a)	(b)	(c)	(d)	(e)	(f)
Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
Eric L. Press	$150,000	$28,125	$54,961	$5,909	$238,995
M. Ali Rashid	$250,625	$28,125	$54,961	$5,909	$339,620
Matthew R. Michelini	$150,000	$28,125	$54,961	$1,725	$234,811
John T. Baldwin	$175,625	$28,125	$54,961	$5,909	$264,620
Larry K. Powers	$160,000	$28,125	$54,961	$1,725	$244,811
Mark A. Slaven	$162,500	$28,125	$54,961	$1,725	$247,311

(1)	C. Lourenco Goncalves, the Company’s Chairman of the Board, President and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his services as a director. The compensation received by Mr. Goncalves as an employee of the Company is shown in the Summary Compensation Table above.

(2)	The amounts in column (c) reflect the fair value of stock awards granted in fiscal 2012 in accordance with FASB ASC Topic 718. As of December 31, 2012, the following non-executive officer directors had the following number of stock awards outstanding: Eric L. Press: 2,501; M. Ali Rashid: 2,501; Matthew R. Michelini: 2,501; John T. Baldwin: 2,501; Larry K. Powers: 2,501; and Mark A. Slaven: 2,501.
(3)	The amounts in column (d) reflect the fair value of option awards granted during fiscal 2012 in accordance with FASB ASC Topic 718. As of December 31, 2012, the following non-executive officer directors had the following number of options outstanding: Eric L. Press: 94,724; M. Ali Rashid: 94,724; Matthew R. Michelini: 25,000; John T. Baldwin: 94,724; Larry K. Powers: 25,000; and Mark A. Slaven: 25,000.
(4)	Other compensation consists of dividends in the amount of $0.06 per share paid in November 2012 on outstanding unvested restricted stock awards held by the non-executive officer directors, in addition to special payments in the amount of $0.06 per share paid in November 2012 on outstanding stock options held by the non-executive directors in connection with the payment of the Company’s quarterly dividend.

Compensation of Directors

We currently compensate our directors with an annual retainer of $60,000, paid quarterly in advance of each fiscal quarter of service. During 2012, each director also received a fee of $2,500 per board meeting attended and $2,500 for each regularly scheduled committee meeting. The non-management chairman of each the Audit Committee, Compensation Committee, Nominating/Governance Committee, and Executive Committee receives an additional annual retainer of $12,500. All reasonable out-of-pocket expenses are reimbursed upon submission of support documentation.

We also compensate our directors through annual grants of equity under the 2010 LTIP. The awards made in 2012 under the 2010 LTIP are shown in the table above.

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee’s members is or has been a Company officer or employee. During fiscal 2012, none of the Company’s executive officers served on the board of directors, the Compensation Committee or any similar committee of another entity of which an executive officer served on our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This table shows how much common stock is owned by (i) each director of the Company, (ii) the Company’s named executive officers, (iii) all executive officers and directors of the Company as a group and (iv) all persons who are known to own beneficially more than 5% of the Company’s common stock, as of March 8, 2013. Unless otherwise specified, the address for each of them is 2400 Commercial Blvd., Suite 905, Fort Lauderdale, Florida 33308.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Outstanding (2)

Named Executive Officers:
C. Lourenco Goncalves	1,426,166	3.81%
Robert C. McPherson, III	98,954	*
Roger Krohn	163,817	*

Directors:
Eric L. Press (3)	93,124	*
M. Ali Rashid (3)	93,124	*
Matthew R. Michelini (4)	23,400	*
John T. Baldwin (5)	93,124	*
Larry K. Powers (6)	23,400	*
Mark A. Slaven (6)	23,400	*

All executive officers and directors as a group (9 persons)	2,038,509	5.38%

5% Stockholders:
Apollo Funds	19,728,650	53.13%
Tempus Quo Capital Management, LLC	3,707,596	9.98%
Ameriprise Financial Inc	2,053,604	5.53%

*	Less than 1%
(1)	The amounts and percentages of interests beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated ownership interests.
(2)	Percentages are based on 37,310,116 shares outstanding on March 8, 2013, plus, for each person, the shares which would be issued assuming that such person exercises all options it holds which are exercisable within 60 days.
(3)

Represents 8,400 restricted share units and 84,724 shares issuable upon exercise of options. Each of Messrs. Press and Rashid, who have relationships with Apollo, disclaim beneficial ownership of all shares of the common stock of record by any of the Apollo Funds in excess of their pecuniary interests, if any. The address of Messrs. Press and Rashid is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(4)

Represents 8,400 restricted share units and 15,000 shares issuable upon exercise of options. Mr. Michelini, who has a relationship with Apollo, disclaims beneficial ownership of all shares of the common stock of record by any of the Apollo Funds in excess of his pecuniary interest, if any. The address of Mr. Michelini is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(5)	Represents 8,400 restricted share units and 84,724 shares issuable upon exercise of options.

(6)	Represents 8,400 restricted share units and 15,000 shares issuable upon exercise of options.
(7)

Based on information set forth in a report on Schedule 13G filed with the SEC on February 14, 2013, the Apollo Funds beneficially own an aggregate of 19,728,650 shares of our common stock, of which (i) 16,923,944 shares are held of record by Apollo Investment Fund V, L.P. (“AIF V”); (ii) 2,222,650 shares are held of record by Apollo Overseas Partners V, L.P. (“Overseas V”); (iii) 233,078 shares are held of record by Apollo Netherlands Partners V (A), L.P. (“Netherlands A”); (iv) 164,257 shares are held of record by Apollo Netherlands Partners V (B), L.P. (“Netherlands B”); and (v) 184,721 shares are held of record by Apollo German Partners V GmbH & Co. KG (“German V,” and together with AIF V, Overseas V, Netherlands A and Netherlands B, the “Apollo Funds”). Apollo Management V, L.P. (“Management V”) is the manager of AIF V, Overseas V, Netherlands A and Netherlands B, and is a special limited partner of German V and the sole shareholder of Apollo Verwaltungs V GmbH (“Apollo German GP”), the general partner of German V. AIF V Management, LLC (“AIF V LLC”) is the general partner of Management V. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF V LLC, and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP, and Apollo Management Holdings GP, LLC (“Holdings GP”) is the general partner of Management Holdings. Apollo Advisors V, L.P. (“Advisors V”) is the general partner of AIF V, Netherlands A and Netherlands B, and is the managing general partner of Overseas V and a special limited partner of German V. Apollo Capital Management V, Inc. (“Capital Management V”) is the general partner of Advisors V. Apollo Principal Holdings I, L.P. (“Principal I”) is the sole stockholder of Capital Management, and Apollo Principal Holdings I GP, LLC (“Principal I GP”) is the general partner of Principal I. Leon Black, Joshua Harris and Marc Rowan are the managers of Principal I GP, and the managers as well as principal executive officers of Management Holdings GP, and as such may be deemed to have voting and dispositive control of the shares of our common stock held by the Apollo Funds. The address of AIF V, Advisors V, Capital Management V, Principal I and Principal I GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of Overseas V, Netherlands A and Netherlands B is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin, George Town, Grand Cayman KY1-9005, Cayman Islands. The address of German V and Apollo German GP is Eschenheimer Anlage 1, 60316 Frankfurt, Germany. The address of Management V, AIF V LLC, Apollo Management, Management GP, Management Holdings and Holdings GP, and Messrs. Black, Harris and Rowan, is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

(8)	Based on information set forth in a report on Schedule 13G/A filed with the SEC on February 14, 2013 by Tempus Quo Capital Management, LLC (“Tempus Quo”). Tempus Quo holds shared voting and dispositive power of 3,707,596 shares, resulting in beneficial ownership of 3,707,596 shares. The address of Tempus Quo is 3050 Aventura Blvd., Suite 200, Aventura, Florida 33180.
(9)	Based on information set forth in a report on Schedule 13G/A filed with the SEC on February 13, 2013 by Ameriprise Financial Inc. (“Ameriprise”) and its subsidiary, Columbia Management Investment Advisers, LLC (“Columbia”). Each of Ameriprise and Columbia hold shared voting power of 697,504 shares and shared dispositive power of 2,053,604 shares, resulting in beneficial ownership of 2,053,604 shares. The address of Ameriprise is 145 Ameriprise Financial Center, Minneapolis, MN 55474, and the address of Columbia is 225 Franklin St., Boston, MA 02110.

Item 13. Certain Relationships and Related Transactions and Director Independence

Procedures for Reviewing Related Person Transactions

The Audit Committee charter provides that the Audit Committee shall review all related person transactions, and all such transactions must be approved or ratified by the Audit Committee. For this purpose, a related person transaction means any transaction, arrangement or relationship in which the Company is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members). In addition, our Code of Business Conduct and Ethics requires all directors, executive officers and employees to avoid conflicts, and the appearance of conflicts between their own interests and their responsibilities to the Company or its clients. The Company has not entered into any related person transactions during 2012 required to be disclosed under SEC rules.

Investors Rights Agreement

The Company has entered into an Amended and Restated Investors Rights Agreement with investment funds affiliated with Apollo and each of our management members (the “Amended and Restated Investors Rights Agreement”) that provides for, among other things, a restriction on the transferability of each management member’s equity ownership in the Company, demand registration rights for Apollo, piggyback registration rights, repurchase rights by the Company and Apollo with respect to management’s equity in certain circumstances, demand registration rights for Apollo, certain restrictions on each such person’s ability to compete with us or solicit our employees or customers and board termination rights and information rights for Apollo.

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

We utilize the exemptions from NYSE corporate governance requirements, including the foregoing. As a result, we do not have a majority of independent directors, our Nominating/Governance and Compensation Committees do not consist entirely of independent directors, and we are not required to have an annual performance evaluation of the Nominating/Governance and Compensation Committees. Nonetheless, our Board of Directors has determined that three of our seven directors—Messrs. Baldwin, Powers and Slaven—are independent under the NYSE’s listing standards. In making this determination, our Board of Directors has affirmatively determined that each of these directors meets the objective criteria for independence set forth by the NYSE, as well as the additional independence requirements imposed by the SEC for Audit Committee members which are incorporated into the NYSE’s listing standards, and that none of them has any relationship, direct or indirect, to us other than as stockholders or through their service as directors.

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

The Audit Committee approved and retained Deloitte & Touche LLP to audit our consolidated financial statements for 2012 and provide other auditing and advisory services in 2012. The Audit Committee reviewed all non-audit services provided by Deloitte & Touche LLP in 2012 and concluded that the provision of such services was compatible with maintaining Deloitte & Touche LLP’s independence in the conduct of its auditing functions.

The table below sets forth the aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates for audit and non-audit services provided to us and our subsidiaries in 2012 and 2011.

	For the Fiscal Years Ended December 31,
	2012	2011
Audit Fees	$4,235,250	$2,296,500
Audit Related Fees	—	—
Tax Fees	207,210	18,290
All Other Fees	—	—

Total	$4,442,460	$2,314,790

Audit Fees. In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of our consolidated financial statements, for the review of documents filed with the SEC, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. For 2012 and 2011, the audit fees in the above table are the aggregate fees billed to us and our subsidiaries by Deloitte & Touche LLP for auditing financial statements and reviewing interim financial statements included in our and our subsidiaries’ annual and quarterly reports.

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

BALANCE SHEETS (Unconsolidated)

(in millions, except share amounts)

	December 31,
	2012	2011

Assets
Current Assets:
Cash	$8.4	$6.2
Receivable from subsidiaries	9.3	10.2

Total current assets	17.7	16.4
Note receivable from Flag Intermediate Holdings Corporation	47.0	47.0
Investment in Flag Intermediate Holdings Corporation	273.9	220.7

Total assets	$338.6	$284.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities	$2.4	$1.0

Total current liabilities	2.4	1.0
Deferred income tax liability	26.0	26.0

Total liabilities	28.4	27.0

Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value, 140,000,000 shares authorized, 37,140,245 issued and 37,132,394 outstanding at December 31, 2012, and 37,059,236 issued and 37,058,507 outstanding at December 31, 2011	0.4	0.4
Additional paid-in capital	233.9	231.3
Retained earnings	75.6	25.1
Accumulated other comprehensive income	0.4	0.3
Treasury stock, at cost—7,851 shares at December 31, 2012 and 729 shares at December 31, 2011	(0.1)	—

	310.2	257.1

Total liabilities and stockholders’ equity	$338.6	$284.1

The accompanying notes are an integral part of this financial information

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

STATEMENTS OF OPERATIONS (Unconsolidated)

(in millions)

	Years Ended
	2012	2011	2010
Interest and other income, net	$3.5	$5.6	$1.7
Interest expense	—	—	3.5
Loss on extinguishment of debt	—	—	3.5
Equity of earnings of subsidiaries	50.6	61.2	14.9

Income before income taxes	54.1	66.8	9.6
Provision (benefit) for income taxes	1.4	2.2	(1.9)

Net income	$52.7	$64.6	$11.5

The accompanying notes are an integral part of this financial information

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

STATEMENTS OF CASH FLOWS (Unconsolidated)

(in millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$52.7	$64.6	$11.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(50.6)	(61.2)	(14.9)
Loss on extinguishment of debt	—	—	3.5
Amortization of bond discounts and debt issuance costs	—	—	0.1
Deferred income taxes	—	—	(1.9)
Non-cash interest on PIK option	—	—	6.2
Cash payment of interest on PIK option	—	—	(23.2)
Decrease in income taxes receivable and other assets	—	1.1	2.7
Decrease (increase) in receivable from subsidiaries	0.9	(0.6)	(9.6)
Increase (decrease) in accrued liabilities	1.4	1.0	(4.5)
Other operating	—	—	3.4

Net cash provided by (used in) operating activities	4.4	4.9	(26.7)

Cash flows from financing activities:
Repayments of Senior Unsecured Notes	—	—	(146.7)
Exercise of stock options	0.1	—	—
Purchase of treasury stock	(0.1)	—	—
Net proceeds from initial public stock offering	—	—	221.2
Advances to subsidiary	—	—	(47.0)
Dividends paid	(2.2)	—	—

Net cash (used in) provided by financing activities	(2.2)	—	27.5

Net increase in cash	2.2	4.9	0.8
Cash, beginning of period	6.2	1.3	0.5

Cash, end of period	$8.4	$6.2	$1.3

The accompanying notes are an integral part of this financial information

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

METALS USA HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

(dollars in millions, except per share amounts)

1. Investment in Flag Intermediate Holdings Corporation

Metals USA Holdings Corp. (“Metals USA Holdings”) and its wholly owned subsidiaries, Flag Intermediate Holdings Corporation (“Flag Intermediate”) and Metals USA, Inc. (“Metals USA”) and Metals USA’s wholly owned subsidiaries, are referred to collectively herein as the “Company,” “we” or “our.” Metals USA was acquired on November 30, 2005 by Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”).

On February 6, 2013, Metals USA Holdings, Reliance Steel & Aluminum Co. (“Reliance”) and RSAC Acquisition Corp. (a wholly-owned subsidiary of Reliance (“Merger Sub”)), entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Reliance has agreed to acquire Metals USA Holdings. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Merger Sub will be merged with and into Metals USA Holdings (the “Merger”), with Metals USA Holdings surviving as a wholly-owned subsidiary of Reliance. See Note 4.

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

3. Stockholders’ Equity

Common Stock

In accordance with our amended and restated certificate of incorporation, we are authorized to issue 140,000,000 shares of common stock, $0.01 par value. At December 31, 2012, 37,140,245 shares were issued and 37,132,394 shares were outstanding. At December 31, 2011, 37,059,236 shares were issued and 37,058,507 shares were outstanding.

Preferred Stock

Also in accordance with our amended and restated certificate of incorporation, Metals USA Holdings is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value. At December 31, 2012 and 2011, no shares of preferred stock were issued and outstanding.

Treasury Stock

At December 31, 2012, 7,851 shares of the Company’s common stock were held as treasury stock at an average cost of $15.92 per share. At December 31, 2011, 729 shares of the Company’s common stock were held as treasury stock at an average cost of $15.01 per share. All such shares were used to satisfy applicable tax withholding obligations for certain participants upon vesting of restricted stock awards as described under “Restricted Stock” in Note 12 to our consolidated financial statements under Item 8. “Financial Statements and Supplementary Data.”

Stock Split and Amended and Restated Certificate of Incorporation

On March 19, 2010, the Company’s Board of Directors approved a 1.7431-for-1 split of the Company’s common stock. The split was effected as a stock dividend on April 5, 2010. The consolidated financial statements for the year ended December 31, 2010 as presented herein give retroactive effect to the stock split. In addition, the Company’s Board of Directors approved an increase in the Company’s authorized shares of common stock from 30,000,000 to 140,000,000, pursuant to our amended and restated certificate of incorporation. The amended and restated certificate of incorporation also authorizes the issuance of 10,000,000 shares of preferred stock, $0.01 par value. Our stockholders approved the amended and restated certificate of incorporation on March 19, 2010.

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

4. Commitments and Contingencies

Dividends on Common Stock

On October 22, 2012, our Board of Directors authorized the initiation of a regular annual cash dividend payable on Metals USA Holdings’ common stock, to be declared and paid quarterly. Our Board of Directors also declared our first regular quarterly cash dividend in the amount of $0.06 per share, which was paid on November 27, 2012 to stockholders of record as of the close of business on November 13, 2012.

On February 5, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.06 per share which was paid on March 12, 2013 to stockholders of record as of the close of business on February 26, 2013.

The declaration and payment of any future dividends will be at the discretion of the Board of Directors, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by the Board of Directors. The initiation of this new dividend policy is not a guarantee that a dividend will be declared or paid in any particular period in the future.

Contingencies

Litigation Relating to the Merger

Putative class action lawsuits challenging the proposed transaction have been filed on behalf of Metals USA Holdings stockholders in Florida state court and federal court. The actions are captioned Edwards v. Metals USA Holdings Corp. et al., No. CACE13003979 (Fla. Cir. Ct. Broward County) and Savior Associates v. Goncalves, et al., No. 0:13-cv-60492 (S.D. Fla.), respectively. The operative complaint in the Edwards action alleges that the directors of Metals USA Holdings breached their fiduciary duties to Metals USA Holdings stockholders by engaging in a flawed sales process, by agreeing to sell Metals USA Holdings for inadequate consideration, and by agreeing to improper deal protection terms in the Merger Agreement. The complaint also contends that the directors of Metals USA Holdings have breached their fiduciary duties by releasing a proxy statement that allegedly contains false and misleading information and omits material facts. In addition, the lawsuit alleges that Metals USA Holdings and Reliance aided and abetted these purported breaches of fiduciary duty. The complaint in the Savior Associates matter alleges that Metals USA Holdings and its directors released a proxy statement that contains false and misleading information and that omits material facts, in violation of state law and federal securities laws. The complaint further alleges that the directors of Metals USA Holdings breached their fiduciary duties to Metals USA Holdings stockholders. The Savior Associates complaint also claims that Apollo Management V, L.P. breached its fiduciary duties to Metals USA Holdings stockholders by, among other things, allegedly causing Metals USA Holdings to engage in the transaction pursuant to an inadequate process at an unfair price. In addition, the lawsuit alleges that Reliance aided and abetted these purported breaches of fiduciary duty. The lawsuits seek, among other things, an injunction barring the Merger. The Company believes that the lawsuits are without merit.

Other Litigation

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material effect on our consolidated financial position, results of operations or liquidity.

5. Subsequent Event

On February 6, 2013, Metals USA Holdings, Reliance and Merger Sub entered into the Merger Agreement under which Reliance has agreed to acquire Metals USA Holdings. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, the Merger will take place with Metals USA Holdings surviving as a wholly-owned subsidiary of Reliance.

At the effective time of the Merger, each outstanding share of Metals USA Holdings common stock (other than dissenting shares, treasury shares, shares owned by Reliance and its subsidiaries and shares owned by any subsidiary of Metals USA Holdings) will be cancelled and converted into the right to receive $20.65 in cash, without interest. Also at the effective time of the Merger, each option to acquire common stock granted under any Metals USA Holdings equity incentive plan, whether vested or unvested, that is outstanding will become fully vested and be converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of $20.65 over the per share exercise price of the option multiplied by (ii) the total number of shares of common stock subject to the option. Each share of restricted stock granted under any Metals USA Holdings equity incentive plan, whether vested or unvested, will be cancelled and converted into the right to receive $20.65 per share in cash.

The parties’ obligations to complete the Merger are conditioned upon customary closing conditions, including the approval of the Merger and the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Metals USA Holdings common stock. The Merger is not conditioned upon Reliance’s receipt of financing.

In addition, on March 8, 2013, Metals USA Holdings and Lourenco Goncalves, our President and Chief Executive Officer, entered into a separation agreement and general release (the “Separation Agreement”), which provides that Mr. Goncalves’ employment with the Company will be terminated without cause immediately prior to the effective time of the Merger, which would entitle Mr. Goncalves to receive, pursuant to the terms of his employment agreement with the Company, in addition to any accrued and unpaid compensation and benefits through the date of termination:

•	a lump sum payment of $750,000 representing one year of his annual base salary;

•

one year of his annual base salary, or $750,000, payable in accordance with the Company’s regular payroll schedule over a twelve month period commencing in the thirteenth month following the termination of his employment;

•

a lump sum payment of $307,398, representing a pro-rated bonus for 2013, the year in which the termination of employment occurs, which amount will increase by $3,014 for each day after April 12, 2013 on which the closing occurs;

•

a lump sum payment of $1.1 million payable in March 2015 and a lump sum payment of $1.1 million payable in March 2016, representing a bonus for each of the two fiscal years after the fiscal year in which the termination of employment occurs; and

•

at his election, to continue his and his beneficiaries’ participation in the Company’s medical benefit plans in which they participated prior to the date of termination, and reimbursement for the cost of COBRA continuation of such coverage for a period of up to eighteen months.

The Separation Agreement includes a general release of claims against the Company and its subsidiaries as required by the terms of Mr. Goncalves’ employment agreement with the Company. In addition, Mr. Goncalves is subject to certain restrictions on his ability to compete with the Company for two years or solicit its customers or employees for two years after the date of termination.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2013.

METALS USA HOLDINGS CORP.

By:	/S/ C. LOURENCO GONCALVES
C. Lourenco Goncalves,
Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2013.

Signature	Title

/S/ C. LOURENCO GONCALVES	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
C. Lourenco Goncalves

/S/ M. ALI RASHID	Director
M. Ali Rashid

/S/ ERIC L. PRESS	Director
Eric L. Press

/S/ MATTHEW R. MICHELINI	Director
Matthew R. Michelini

/S/ JOHN T. BALDWIN	Director
John T. Baldwin

/S/ MARK A. SLAVEN	Director
Mark A. Slaven

/S/ LARRY K. POWERS	Director
Larry K. Powers

/S/ ROBERT C. MCPHERSON, III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Robert C. McPherson, III

/S/ DANIEL L. HENNEKE	Vice President and Controller (Principal Accounting Officer)
Daniel L. Henneke

INDEX OF EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated May 18, 2005 between Metals USA, Inc., Flag Acquisition Corporation and Flag Intermediate Corporation (filed as Exhibit 2.1 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

2.2	Agreement and Plan of Merger, dated as of February 6, 2013, by and among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Metals USA Holdings Corp. (filed as Exhibit 3.1 to Metals USA Holdings Corp.’s Form 8-K filed on February 7, 2013)

3.1	Amended and Restated Certificate of Incorporation of Metals USA Holdings Corp. (filed as Exhibit 3.1 to Metals USA Holdings Corp.’s Form 8-K filed on April 6, 2010)

3.2	Bylaws of Metals USA Holdings Corp. (filed as Exhibit 3.2 to Metals USA Holdings Corp.’s Form S-1/A (File No. 333-150999) filed on March 19, 2010)

4.1	Registration Rights Agreement, dated as of July 10, 2007, by and among Metals USA Holding Corp. and UBS Securities LLC (filed as Exhibit 4.2 to Metals USA Holdings Corp.’s Form S-4 (File No. 333-146181) filed on September 19, 2007)

10.1	Indenture, dated November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as trustee and Notes Collateral Agent (filed as Exhibit 4.6 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.2	Supplemental Indenture dated as of November 30, 2005, among Metals USA, Inc., Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.9 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.3	Second Supplemental Indenture, dated as of March 30, 2006, among MUSA Newark, LLC, Metals USA, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.10 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.4	Third Supplemental Indenture, dated as of June 20, 2006, among Metals USA International Holdings, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent (filed as Exhibit 4.11 to Amendment No. 3 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on August 1, 2006)

10.5	Amended and Restated Loan and Security Agreement, dated as of December 17, 2010, among each of the Lenders party thereto, Bank of America, N.A., as the Administrative Agent and the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto (filed as Exhibit 10.1 to Metals USA Holdings Corp.’s Form 8-K filed on December 23, 2010)

10.6	Employment Agreement, dated September 13, 2010, between Metals USA Holdings Corp. and C. Lourenco Goncalves (filed as Exhibit 10.1 to Metals USA Holdings Corp.’s Form 8-K filed on September 16, 2010)

10.7	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and Robert C. McPherson, III (filed as Exhibit 10.3 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.8	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Roger Krohn (filed as Exhibit 10.4 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

10.9	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and David Martens (filed as Exhibit 10.5 to Flag Intermediate Holdings Corporation’s Registration Statement on Form S-4 (File No. 333-132918) filed on March 31, 2006)

Exhibit Number	Description

10.10	Management Deferred Compensation Plan (filed as Exhibit 10.11 to Flag Intermediate Holdings Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 333-132918) filed on March 12, 2007)

10.11	2010 Long Term Incentive Plan (filed as Exhibit 10.23 to Metals USA Holdings Corp.’s Form S-1/A filed on March 19, 2010)

10.12	Amended and Restated Investors Rights Agreement, dated as of April 13, 2010, between Metals USA Holdings Corp. and Apollo Management V, L.P. and its Affiliates (filed as Exhibit 10.14 to Metals USA Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.13	Credit Agreement, dated as of December 14, 2012, among Flag Intermediate Holdings Corporation, Metals USA, Inc., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent (filed as Exhibit 3.1 to Metals USA Holdings Corp.’s Form 8-K filed on December 19, 2012)

10.14	Lien Subordination and Intercreditor Agreement, dated as of December 14, 2012, among Bank of America, N.A., as revolving collateral agent, Credit Suisse AG, as term collateral agent, Flag Intermediate Holdings Corporation, Metals USA, Inc., and the subsidiaries of Metals USA, Inc. named therein (filed as Exhibit 3.1 to Metals USA Holdings Corp.’s Form 8-K filed on December 19, 2012)

12.1#	Computation of Ratio of Earnings to Fixed Charges

21.1#	List of Subsidiaries of Metals USA Holdings Corp.

23.1#	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated March 15, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated March 15, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer of Metals USA Holdings Corp., dated March 15, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer of Metals USA Holdings Corp., dated March 15, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability
#	filed herewith